Form 10KSB
period 2001-12-31
GREEN CLOVER LUCK CORP
filed 2004-10-12
CIK 1105301

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2001

                                       or

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


                         Commission file number 0-29541

                          Green Clover Luck Corporation
                 (Name of small business issuer in its charter)

                                Nevada 86-0972709
      ------------------------------------ -------------------------------
                 State or other jurisdiction of (I.R.S. Employer
                incorporation or organization Identification No.)

               2920 N. Swan Road, Suite 206, Tucson, Arizona 85712
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                (Former address)


                    Issuer's telephone number (520) 977-9654
                                 ---------------

Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                          Common Stock, par value $.001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         At April 19, 2004, the aggregate market value of all shares of voting stock held by non- affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of April 19, 2004, was as follows: Common Stock $.001 par value, 1,000,000 shares.

Total revenues for fiscal year ended December 31, 2001: $0

At April 19, 2004, the number of shares of common stock outstanding was 1,000,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):
NONE

         Transitional  Small Business  Disclosure Format (check one): Yes ; NO X

                                                     TABLE OF CONTENTS

Item Number and Caption                                                                                        Page

PART I

Item 1.           Description of Business.........................................................................4

Item 2.           Description of Property.........................................................................5

Item 3.           Legal Proceedings...............................................................................5

Item 4.           Submission of Matters to a Vote of Security Holders.............................................5


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters........................................6

Item 6.           Management's Discussion and Analysis or Plan of Operations......................................7

Item 7.           Financial Statements...........................................................................10

Item 8.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...........................................................................10

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................10

Item 10.          Executive Compensation.........................................................................11

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................12

Item 12.          Certain Relationships and Related Transactions.................................................12

Item 13.          Exhibits and Reports on Form 8-K...............................................................13

Item 14.          Controls and Procedures........................................................................14

Item 15.          Principal Accountant Fees and Services.........................................................14

                                                      PART I


                                          ITEM 1. DESCRIPTION OF BUSINESS


General

           The Company is currently in the process of looking for business opportunities to acquire or merge with. In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector. Though there appears to be a large number of companies seeking to merge with an existing public company, the management has not yet identified a business to complete such a transaction with and the Company has not entered into any binding agreements for an acquisition or merger. There is no guarantee that management will be successful in finding such an opportunity.

History

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


MARKET INFORMATION

         There has been no public trading market for the Company's common stock. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.


                                        ITEM 6. MANAGEMENT'S DISCUSSION AND
                                          ANALYSIS OR PLAN OF OPERATIONS


Plan of Operations - The following discussion should be read in conjunction with the Financial Statements and notes thereto.

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

Results of Operations - During the period from October 20, 1999 through December 31, 2001, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

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

LIQUIDITY AND FINANCIAL RESOURCES

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2001, reflects a current asset value of $0.00, and a total asset value of $0.00.

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


                                           ITEM 7. FINANCIAL STATEMENTS


         The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

                                    PART III


               ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Executive Officers and Directors

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:


Director's   Name                 Age                    Office                            Term Expires
Daniel L. Hodges                  39             President and Director                 next annual meeting

         DANIEL HODGES, has been sole Director, President, Chief Financial Officer and Secretary of the Company since inception. Mr. Hodges has been president and director of Solomon Consulting Corp. which specializes in corporate and securities consulting since 1995. He has owned and operated an industrial manufacturing company, "APRI, Inc." since 1998. He is currently on the board of directors of two charitable organizations as well as over 10 for-profit corporations. Within the past year, several companies that maintain a public trading status have had Mr. Hodges as a director including: Avartarra.com (symbol: AVAR), Landstar, Inc. (LDSR), and Hyaton Company, Inc. (HYTN). Mr. Hodges received his B.S. from Thomas A. Edison State College in Trenton, New Jersey. He is also a graduate of the U.S. Air Force Undergraduate Pilot Training program and is currently the rank of Major as an officer in the Air National Guard.

Conflicts of Interest

         Certain conflicts of interest existed at December 31, 2001 and may continue to exist between the Company and its sole officer and director due to the fact that he has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

         Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.

Audit Committee Financial Expert

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any udit committee members who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts, " and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."


                                          ITEM 10. EXECUTIVE COMPENSATION


         None of the executive officer's annual salary and bonus exceeded $60,000 during any of the Company's last two fiscal years.

         There are currently no agreements with members of management as to employment or compensation.

         There is currently no compensation paid to non-employment directors.

                ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,000,000 shares of issued and outstanding Common Stock of the Company as of December 31, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


Name and Address
of Beneficial Owners /           Nature of               Shares
Directors                        Ownership                Owned              Percent
--------------------------------------------------------------------------------------------

Daniel L. Hodges                 Common Stock            800,000               80%
11601 Lusitano Place
Tucson, AZ 85748

Officers and Directors           Common Stock                     -0-          0%
As a Group (one)


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In connection with organizing the Company, on June 19, 1997, persons consisting of its officers, directors, and other individuals were issued a total of 1,000 shares of Common Stock at a value of $.001 per share. On October 20, 1999, the outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding. Under Rule 405 promulgated under the Securities Act of 1933, Mr. Hodges may be deemed to be a promoter of the Company.

                                    ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


         (a) The following documents are filed as part of this report.

1.       Financial Statements                                          Page

Robison, Hill & Co.'s Independent Auditor's Report                    F - 1

Balance Sheets
  December 31, 2001 and 2000                                          F - 2

Statements of Operations for the
  Years Ended December 31, 2001 and 2000                              F - 3

Statement of Stockholders' Equity
 Since June 19, 1997 (inception) to December 31, 2001                 F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2001 and 2000                              F - 5

Notes to Financial Statements                                         F - 6

2.       Financial Statement Schedules

         The following financial statement schedules required by Regulation S-X are included herein.

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       (a) Exhibits

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No.       Exhibit

           3               Articles of Incorporation (1)

           3.2             Bylaws (1)

           3.1             Amended Articles of Incorporation (1)

         31 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Principal Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

                                           GREEN CLOVER LUCK CORPORATION
                                           (A Development Stage Company)

                                                        -:-

                                           INDEPENDENT AUDITOR'S REPORT

                                            December 31, 2001 AND 2000

                                                     CONTENTS


                                                                      Page

Independent Auditor's Report...........................................F - 1

Balance Sheets
  December 31, 2001 and 2000...........................................F - 2

Statements of Operations for the
  Years Ended December 31, 2001 and 2000...............................F - 3

Statement of Stockholders' Equity
 Since June 19, 1997 (inception) to December 31, 2001..................F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2001 and 2000...............................F - 5

Notes to Financial Statements..........................................F - 6

                                           INDEPENDENT AUDITOR'S REPORT


Green Clover Luck Corporation
(A Development Stage Company)


         We have audited the accompanying balance sheets of Green Clover Luck Corporation (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, and cash flows for the two years ended December 31, 2001, and the statement of stockholders' equity from June 19, 1997 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Clover Luck Corporation (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America..

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 19, 2004

                                           GREEN CLOVER LUCK CORPORATION
                                           (A Development Stage Company)
                                                  BALANCE SHEETS

                                                                                          December 31,
                                                                                    2001                2000
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $              218  $                -
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at December 31,
    2001 and 2000                                                                         1,000               1,000
  Paid-In Capital                                                                         3,588               2,531
  Retained Deficit                                                                       (1,200)             (1,200)
  Deficit Accumulated During the
    Development Stage                                                                    (3,606)             (2,331)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                            (218)                  -
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
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
                                                                                   October 20,
                                                                                      1999
                                                 For the year ended               inception of
                                                    December 31,                   development
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

                          GREEN CLOVER LUCK CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE JUNE 19, 1997 (INCEPTION) TO DECEMBER 31, 2001

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                            October 20,
                                                                                                                1999
                                                                                                            inception of
                                                     Common Stock             Paid-In        Retained       Development
                                                Shares         Par Value      Capital         Deficit          Stage
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at June 19, 1997
(inception)                                               -  $            - $           -  $            - $                 -
November 4, 1997 Issuance of
Stock for Services and payment
 of Accounts Payable                              1,000,000          1,000             -               -                 -
Net Loss                                                  -              -             -          (1,100)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1997                      1,000,000          1,000             -          (1,100)

Net Loss                                                  -              -             -            (100)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1998                      1,000,000          1,000             -          (1,200)                -

Capital contributed by shareholder                        -              -           350               -                 -
Net Loss                                                  -              -             -               -              (150)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1999                      1,000,000          1,000           350          (1,200)             (150)

Capital contributed by shareholder                        -              -         2,181               -                 -
Net Loss                                                  -              -             -               -            (2,181)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2000                      1,000,000          1,000         2,531          (1,200)           (2,331)
Capital contributed by shareholder                        -              -  1,057                      -                 -
Net Loss                                                  -              -             -               -            (1,275)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2001                      1,000,000  $       1,000  $      3,588   $      (1,200) $         (3,606)
                                            ===============  =============  ============   =============  ================









                        The accompanying notes are an integral part of these financial statements.

                                              GREEN CLOVER LUCK CORPORATION
                                              (A Development Stage Company)
                                                 STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                   For the years ended              Inception of
                                                                      December 31,                  Development
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

                          GREEN CLOVER LUCK CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $1,275 and $2,181 for the year ended December 31, 2001 and 2000 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on June 19, 1997. The Company ceased all operating activities during the period from June 19, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company has no products or services as of December 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

                          GREEN CLOVER LUCK CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)           Amount

                                                                   For the year ended December 31, 2001
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
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 2001 and 2000 and are thus not considered.

                          GREEN CLOVER LUCK CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - INCOME TAXES

         As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,600 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 5 - COMMITMENTS

         As of December 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                                         ITEM 14. CONTROLS AND PROCEDURES


         We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

         Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of Green Clover Luck Corporation have concluded that Green Clover Luck Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no significant changes in Green Clover Luck Corporation's internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                 ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2001 and 2000:

                          Service                               2001                      2000
               ------------------------------          ----------------------     ---------------------
               Audit Fees                              $                        - $               1,600
               Audit-Related Fees                                           -                         -
               Tax Fees                                                     -                        50
               All Other Fees                                               -                         -
                                                       ----------------------     ---------------------
               Total                                   $                        - $               1,650
                                                       ======================     =====================



Audit Fees - Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided ny the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.


                                                    SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                      Green Clover Luck Corporation

Dated: April 19, 2004
                                     By  /S/     Daniel L. Hodges
                                     -------------------------------
                                     Daniel L. Hodges
                                     President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of April 2004.

Signatures & Title


/S/     Daniel L. Hodges
Daniel L. Hodges
President, Director
(Principal Executive Officer)