Form 10QSB
period 2002-03-31
GREEN CLOVER LUCK CORP
filed 2004-10-12
CIK 1105301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002
                  ---------------------------------------------

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

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                            PART I


Item 1.  Financial Statements


                                          GREEN CLOVER LUCK CORPORATION
                                           (A Development Stage Company)
                                                  BALANCE SHEETS
                                                    (Unaudited)

                                                                                 March 31,          December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $              518  $              218
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at March 31, 2002
    and December 31, 2001                                                                 1,000               1,000
  Paid-In Capital                                                                         3,588               3,588
  Retained Deficit                                                                       (1,200)             (1,200)
  Deficit Accumulated During the
    Development Stage                                                        (3,906)                         (3,606)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                            (518)               (218)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================














                                              See accompanying notes

                                          GREEN CLOVER LUCK CORPORATION
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                         Cumulative
                                                                        since October
                                                                          20, 1999
                                                                          Inception
                                   For the three months ended                of
                                            March 31,                    development
                              -------------------------------------
                                     2002               2001                stage
                              ------------------  -----------------   -----------------
Revenues:                     $                -  $               -   $               -

Expenses:                                    300              1,275   3,906
                              ------------------  -----------------   -----------------

     Net Loss                 $             (300) $          (1,275)  $(3,906)
                              ==================  =================   =================

Basic &
Diluted loss
 per share                    $                -  $               -
                              ==================  =================





















                                              See accompanying notes

                                          GREEN CLOVER LUCK CORPORATION
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                               For the three months ended           Inception of
                                                                        March 31,                   Development
                                                          -------------------------------------
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $            (300) $           (1,275) $(3,906)
Increase (Decrease) in Accounts Payable                                 300                 218                 318
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -  (1,057)                         (3,588)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                                        -  1,057                            3,588
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                    -  1,057                            3,588
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $               -   $                -
  Franchise and income taxes                              $               -  $               -   $              500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                                              See accompanying notes

                          GREEN CLOVER LUCK CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

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

Interim Reporting

         The unaudited financial statements as of March 31, 2002 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of March 31, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                 For the three months ended March 31, 2002
Basic Loss per Share
Loss to common shareholders                             $             (300)           1,000,000  $                  -
                                                        ==================  ===================  ==================

                                                                 For the three months ended March 31, 2001
Basic Loss per Share
Loss to common shareholders                             $           (1,275)           1,000,000  $                  -
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

NOTE 2 - INCOME TAXES

         As of March 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,900 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of March 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - DELINQUENT NEVADA ANNUAL CORPORATE REPORT

         The Company is delinquent in filing its annual corporate report in the State of Nevada and has not paid the required franchise tax. The Company intends on paying the tax and filing for reinstatement. The liability for the tax has been estimated and included in accounts payable.

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

Plan of Operations

         The Company had no sales or sales revenues for the three months ended March 31, 2002 or 2001 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales revenues for the three months ended March 31, 2002 or 2001 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $300 for the three month period ended March 31, 2002 and $1,275 for the same period in 2001.

Capital Resources and Liquidity

         At March 31, 2002, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2001. The Company had a net working capital deficit of $518 at March 31, 2002 and $218 at December 31, 2001.

         Net stockholders' deficit in the Company was $518 as of March 31, 2002 and $218 at December 31, 2001.

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