Form 10QSB
period 2004-09-30
BRONCO ENERGY FUND, INC.
filed 2005-03-11
CIK 1105301

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
	                   WASHINGTON, D.C.  20549

	                       Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 30, 2004

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	EXCHANGE ACT

             For the transition period from    to

                        Commission file number
                               0-29541

	                 Bronco Energy Fund, Inc..
(Exact name of small business issuer as specified in its charter)

      Nevada                                     86-0972709
(State or other jurisdiction 			      (IRS Employer
of incorporation or organization)		    Identification No.)

	   2920 N. Swan Road, Suite 206, Tucson, Arizona 85712
               (Address of principal executive offices)

	                     (520) 977-9654
	                 Issuer's telephone number

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
	      PROCEEDING DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ___Yes ___ No

                 APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
                   November 19, 2004     1,000,000


      Transitional Small Business Disclosure Format (check one).
Yes _____  No __X___








                              PART I


Item 1.  Financial Statements

                          TABLE OF CONTENTS

Independent Accountants Report                                   F-1

Balance Sheets                                                   F-2

Statements of Operations                                         F-3

Statements of Cash Flows                                         F-4

Notes to Financial Statements                                    F-5

































                                     INDEPENDENT ACCOUNTANTS REPORT

Bronco Energy Fund, Inc.
(A Development Stage Company)

     We have reviewed the accompanying balance sheet of Bronco Energy Fund, Inc. (a development stage company) as of September 30, 2004, and the related statements of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Bronco Energy Fund, Inc. as of December 31, 2003, and the related statements of operations, cash flows, and stockholders equity for the year then ended (not presented herein); and in our report dated April 19, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                          Respectfully submitted

                                           /s/ Robison, Hill & Co.
                                          Certified Public Accountants

Salt Lake City, Utah
November 19, 2004






                               F-1
                        BRONCO ENERGY FUND, INC.
                     (A Development Stage Company)
                            BALANCE SHEETS
                             (Unaudited)

                                        September 30,      December 31,
                                            2004               2003
                                       -----------------------------------
Assets:                              $         -        $         -
                                       ==============      ===============

Liabilities - Accounts Payable       $       1,118      $        818
                                       --------------      ---------------
Stockholders' Equity:

  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at
       September 30, 2004
       and December 31, 2003                 1,000             1,000
  Paid-In Capital                            3,588             3,588
  Retained Deficit                          (1,200)           (1,200)
  Deficit Accumulated During the
      Development Stage                     (4,506)           (4,206)
                                        -------------       --------------
     Total Stockholders' Equity             (1,118)             (818)
                                        -------------       --------------
     Total Liabilities and
       Stockholders' Equity          $          -        $         -
                                        =============       ==============

















See accompanying notes.




                                F-2

                         BRONCO ENERGY FUND, INC.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                            Cumulative
                                                           since October
                                                              20, 1999
                                                              Inception
        For the three months ended For the nine months ended     of
                September 30,            September 30,       development
              2004         2003        2004         2003        stage
            ----------------------------------------------------------------
Revenues:  $     -      $     -      $    -      $     -     $      -

Expenses:        -            -          300          300        4,506
              --------    --------     --------    ---------   ---------
Net Loss   $     -      $     -      $  (300)    $   (300)   $  (4,506)
              ========    ========     ========    =========   =========

Basic &
Diluted loss
per share  $     -      $     -      $    -      $     -
              ========    =========    =========    ========   =========


























See accompanying notes.
                                  F-3
                        BRONCO ENERGY FUND, INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                   Cumulative
                                                                  since October
                                                                    20, 1999
                                     For the nine months ended     Inception of
                                           September 30,            Development
                                        2004            2003           Stage
                                  ----------------------------------------------
CASH FLOWS FROM OPERATING
     ACTIVITIES:

Net Loss                                $   (300)     $  (300)      $   (4,506)
Increase (Decrease) in Accounts Payable      300          300              918
                                          --------     --------        ---------
  Net Cash Used in operating activities       -            -            (3,588)
                                          --------     --------        ---------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
Net cash provided by investing activities     -            -                -
                                          --------      --------       ---------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

Capital contributed by shareholder            -            -              3,588
                                          --------      --------       ---------
Net Cash Provided by
  Financing Activities                        -            -              3,588
                                          --------      --------       ---------

Net (Decrease) Increase in
  Cash and Cash Equivalents                   -            -                 -
Cash and Cash Equivalents
  at Beginning of Period                      -            -                 -
                                          ---------     --------       ---------
Cash and Cash Equivalents
  at End of Period                       $    -         $  -          $      -
                                          =========      ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                               $    -         $  -          $      -
  Franchise and income taxes             $    -         $  -          $     500


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

See accompanying notes.
                                 F-4

                             BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

      This summary of accounting policies for Bronco Energy Fund, Inc. (formerly know as Green Clover Luck Corporation) (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Going Concern

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Companys operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

Interim Reporting

      The unaudited financial statements as of September 30, 2004 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

      The Company was incorporated under the laws of the State of Nevada on June 19, 1997. The Company ceased all operating activities during the period from June 19, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.




                               F-5
                         BRONCO ENERGY FUND, INC.
                      (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Nature of Business

      The Company has no products or services as of September 30, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Loss per Share

      The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                 Per-Share
                                Income          Shares             Amount
                              (Numerator)    (Denominator)
                              ----------------------------------------------
For the three months ended
September 30, 2004

Basic Loss per Share
Loss to common shareholders   $      -         1,000,000         $      -
                                ==========    ============         =========

For the three months ended
September 30, 2003

Basic Loss per Share
Loss to common shareholders   $      -         1,000,000         $      -
                                 ==========   ============         ==========

For the nine months ended
September 30, 2004

Basic Loss per Share
Loss to common shareholders    $    (300)      1,000,000         $      -
                                 ===========  ============         ==========
For the nine months ended
September 30, 2003

Basic Loss per Share
Loss to common shareholders    $    (300)      1,000,000         $      -
                                ===========  ============         ==========

The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2004 and 2003 and are thus not considered.
      	             BRONCO ENERGY FUND, INC.
 	                 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (unaudited)

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

NOTE 2 - INCOME TAXES

      As of September 30, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,500 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.


                            F-6


 	                    BRONCO ENERGY FUND, INC.
	                 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (Unaudited)

NOTE 4 - COMMITMENTS

      As of September 30, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - DELINQUENT NEVADA ANNUAL CORPORATE REPORT

      The Company was delinquent in filing its annual corporate report in the State of Nevada at the end of the Third Quarter of 2004 and had not paid the required franchise tax. The Company subsequently paid the taxes due and filed for reinstatement. The liability for the tax due at September 30, 2004 has been estimated and included in accounts payable.


































                              F-7
Item 2.  Management Discussion and Analysis or Plan of Operation

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

      As used herein the term Company refers to Bronco Energy Fund, Inc., a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

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

Plan of Operations

      The Company had no sales or sales revenues for the three months ended September 30, 2004 or 2003 because it is a shell company that has not had any business operations for the past three years.

      The Company had no costs of sales revenues for the three months ended September 30, 2004 or 2003 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $-0-for the three month period ended September 30, 2004 and $-0- for the same period in 2003.

Capital Resources and Liquidity

At September 30, 2004, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2003. The Company had a net working capital deficit of $1,118 at September 30, 2004 and $818 at December 31, 2003.

      Net stockholders? deficit in the Company was $1,118 as of September 30, 2004 and $818 at December 31, 2003 .

Item 3.  Controls and Procedures

      The Companys Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Companys disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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



      There have been no significant changes in the Companys internal controls or in other factors since the date of the Chief Executive Officers and Chief Financial Officers evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

*	Incorporated herein by reference from Registrants Form
10SB12G, Registration Statement, dated February 16, 2000.


SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November, 2004.

Bronco Energy Fund, Inc.


/s/ Daniel L. Hodges
Daniel L. Hodges
President/CFO and Director

November 19, 2004


Exhibit 31
Section 302 Certifications

I, Daniel L. Hodges, certify that:

      1. I have reviewed this quarterly report on form 10-QSB of Bronco Energy Fund, Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-14 and 15d-14) for the registrant and have:

     	a)	Designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

     	b)	Evaluated the effectiveness of the registrant?s
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the Evaluation Date); and

     	c)	Presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5. I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

     	a)	All significant deficiencies in the design or
operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

     	b)	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrants internal controls.

Date: November 19, 2004
/s/ Daniel L. Hodges
Daniel L. Hodges, President (Principal Executive & Accounting
Officer)





Exhibit 32

CERTIFICATION PURSUANT TO
	18 U.S.C. SECTION 1350,
	AS ADOPTED PURSUANT TO
	SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Bronco Energy Fund, Inc., on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned, Daniel L. Hodges, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

      1. The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: November 19, 2004

/s/ Daniel L. Hodges
Daniel L. Hodges
President
(Principal Executive & Accounting Officer)


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.