Form 10-K
period 2004-12-31
BRONCO ENERGY FUND, INC.
filed 2005-04-01
CIK 1105301

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    ------------

                        COMMISSION FILE NUMBER: 000-29541

                            BRONCO ENERGY FUND, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       NEVADA                           86-0972709
           (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER
           INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

                         2920 NORTH SWAN ROAD, SUITE 206
                                TUCSON, AZ 85712
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (520) 977-9654

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                             COMMON STOCK, PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_| Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X| The registrant's common stock is not listed on any exchange nor does it trade on any established securities market or other market. At March 30, 2004, the aggregate market value of all shares of voting stock held by non-affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of March 30, 2005, was as follows: Common Stock $.001 par value, 11,376,000 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

                                TABLE OF CONTENTS

                                                                                                FORM 10-K
ITEM NO.                                                                                       REPORT PAGE
--------                                                                                       -----------
                                                 PART I
   1. Business                                                                                       1

   2. Properties                                                                                    14

   3. Legal Proceedings                                                                             14

   4.     Submission of Matters to a Vote of Security Holders                                       14

                                                 PART II

   5.     Market for Registrant's Common Equity and Related Stockholder Matters                     14

   6. Selected Financial Data                                                                       16

   7. Management's Discussion and Analysis of Financial Condition and Results of
Operations 16

   7A.    Quantitative and Qualitative Disclosures About Market Risk                                17

   8. Financial Statements and Supplementary Data                                                   18

   9. Changes in and Disagreements  with Accountants on Accounting and Financial
Disclosure                                                                                          29

   9A     Controls and Procedures                                                                   29

                                                PART III

   10.    Managers and Executive Officers of the Registrant                                         29

   11. Executive Compensation                                                                       32

   12.    Security Ownership of Certain Beneficial Owners and Management                            33

   13. Certain Relationships and Related Transactions                                               35

   14. Principal Accountant Fees and Services                                                       35

                                                 PART IV

   15. Exhibits and Financial Statement Schedules                                                   36

--------------------------------------------------------------------------------
                     FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The Company's future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. READERS SHOULD PAY PARTICULAR ATTENTION TO THE CONSIDERATIONS DESCRIBED IN THE SECTION OF THIS REPORT ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

                                     GENERAL

Bronco Energy Fund, Inc. (the "Company"), is a Nevada corporation formed in June 1997, with its principal offices and operations center in Tucson, Arizona.

Bronco Energy Fund, Inc., formerly known as Green Clover Luck Corporation, filed on December 21, 2004, a notification under Form N54a with the U.S. Securities and Exchange Commission, (the "SEC") indicating its election to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company as a business development company (a "BDC"). We have conducted limited operations to date and do not have not made any investments. Under this recent election, we have been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. We have decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. We will at all times conduct our business so as to retain our status as a BDC. We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

As a business development company, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation Service). We must also offer to provide significant managerial assistance to these portfolio companies. Qualifying assets may also include:

o        cash,
o        cash equivalents,
o        U.S. Government securities, or
o high-quality debt investments maturing in one year or less from the date of investment.

We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that may be larger or more stabilized than target portfolio companies.

NATURE OF A BDC

The 1940 Act defines a BDC as a closed-end management investment company that provides small businesses that qualify as an eligible portfolio company with investment capital and also significant managerial assistance. A BDC is required under the 1940 Act to invest at least 70% of its total assets in qualifying assets consisting of eligible portfolio companies as defined in the 1940 Act and certain other assets including cash and cash equivalents.

An eligible portfolio company generally is a United States company that is not an investment company and that:

o does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list;
o is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or
o        meets such other criteria as may be established by the SEC.

Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company. We may or may not control our portfolio companies.

An example of an eligible portfolio company is a new start up company or a privately owned company that has not yet gone public by selling its shares in the open market and has not applied for having its shares listed on a nationally recognized exchange such as the NYSE the American Stock Exchange, National Association of Securities Dealers' Automated Quotation System, or the National Market System. An eligible portfolio company can also be one which is subject to filing, has filed, or has recently emerged from reorganization protection under Chapter 11 of the Bankruptcy Act.

A BDC may invest the remaining 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies. The foregoing percentages will be determined, in the case of financings in which a BDC commits to provide financing prior to funding the commitment, by the amount of the BDC's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the BDC pursuant to such commitment.

As a BDC, we must invest at least 70% of our total assets in qualifying assets.

PRIMARY STRATEGY

We will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations that govern traditional lending institutions such as banks. We will seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We will calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants, equity appreciation rights or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

Longer Investment Horizon - We will not be subject to periodic capital return requirements. These requirements, which are standard for most private equity and venture capital funds, typically require that these funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

Established Deal Sourcing Network - We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

o        public and private companies,
o        investment bankers,
o        attorneys,
o        accountants,
o        consultants, and
o        commercial bankers.

However, we cannot assure you that such relationships will lead to the origination of debt or other investments.

INVESTMENT CRITERIA

We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in companies in the energy industry. We will provide our shareholders with at least 60 days prior notice of any change in this policy to invest primarily in the energy industry.

As a matter of policy, we will not purchase or sell real estate or interests in real estate or real estate investment trusts except that we may:

o purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral;
o own the securities of companies that are in the business of buying, selling or developing real estate; or
o        finance the purchase of real estate by our portfolio companies.

We will limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

o sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;
o Purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
o engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out distressed loan; or
o investment situations or in hedging the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

Prospective Portfolio Company Characteristics - We have identified several criteria that we believe will prove important in seeking our investment objective with respect to target companies. These criteria will provide general guidelines for our investment decisions; however, we caution readers that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

Experienced Management - We will generally require that our portfolio companies have an experienced president or management team. We will also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests. We intend to provide assistance in this area either supervising management or providing management for our portfolio companies.

Products or Services - We will seek companies that are involved in products or services that do not require significant additional capital or research expenditures. In general, we will seek target companies that make innovative use of proven technologies or methods.

Proprietary Advantage - We expect to favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to:

o patents or trade secrets with respect to owning or manufacturing its products, and
o        a demonstrable and sustainable marketing advantage over its competition

Marketing strategies impose unusual burdens on management to be continuously ahead of its competition, either through some kind of technological advantage or by being continuously more creative than its competition.

Profitable or Nearly Profitable Operations Based on Cash Flow from Operations - We will focus on target companies that are profitable or nearly profitable on an operating cash flow basis.

Potential for Future Growth - We will generally require that a prospective target company, in addition to generating sufficient cash flow to cover its operating costs and service its debt, demonstrate an ability to increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective target company will be a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Exit Strategy - Prior to making an investment in a portfolio company, we will analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include:

o        an initial public offering,
o        a private sale of our equity interest to a third party,
o        a merger or an acquisition of the portfolio company, or
o a purchase of our equity position by the portfolio company or one of its stockholders.

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, equity securities. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes or convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide:

o "piggyback" registration rights, which will permit us under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or
o in circumstances, "demand" registration rights permitting us under certain circumstances, to require the eligible portfolio company to register the securities under the 1933 Act, in some cases at our expense. We will generally negotiate net issuance provisions in the warrants, which will allow us to receive upon exercise of the warrant without payment of any cash a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant.

Liquidation Value of Assets - Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities that we hold will be an important factor in our credit analysis. We will emphasize both tangible assets, such as:

o        accounts receivable,
o        inventory, and
o        equipment,

and intangible assets, such as:

o        intellectual property,
o        customer lists,
o        networks, and
o        databases.

INVESTMENT PROCESS

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

o        company and  technology  assessments,
o        existing management team,
o        market analysis,
o        competitive  analysis,
o        evaluation  of  management,  risk  analysis  and  transaction  size,
o        pricing, and
o        structure analysis.

Much of this work will be done by management and professionals retained by management. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

In our review of the management team, we look at the following:

o Interviews with management and significant shareholders, including any financial or strategic sponsor;
o        Review of financing history;
o        Review of management's track record with respect to:
         o        product development and marketing,
         o        mergers and acquisitions,
         o        alliances,
         o        collaborations,
         o research and development outsourcing and other strategic activities;
o        Assessment of competition; and
o        Review of exit strategies.

In our review of the financial conditions, we look at the following:

o        Evaluation of future financing needs and plans;
o        Detailed analysis of financial performance;
o        Development of pro forma financial projections; and
o Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

In our review of the products and services of the portfolio company, we look at the following:

o        Evaluation of intellectual property position;
o        Review of existing customer or similar  agreements and arrangements;
o        Analysis of core technology;
o        Assessment of collaborations;
o        Review of sales and  marketing  procedures;  and
o        Assessment of market and growth potential.

Upon completion of these analyses, we will conduct on-site visits with the target company's management team. Also, in cases in which a target company is at a mature stage of development and if other matters that warrant such an evaluation, we will obtain an independent appraisal of the target company.

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

Monitoring - We will continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective business plans. We may decline to make additional investments in portfolio companies that do not continue to meet our financing criteria. However, we may choose to make additional investments in portfolio companies that do not do so, but we believe that we will nevertheless perform well in the future.

We will monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. Our management team and consulting professionals, who are well known by our management team, will closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

We will use several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following:

o Assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan;
o Periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;
o Periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;
o        Attendance at and participation in board meetings;
o Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance - As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our portfolio companies. This assistance will typically involve:

o        monitoring the operations of our portfolio  companies,
o        participating in their board and management meetings,
o        consulting  with and advising  their  officers,  and
o        providing other organizational and financial guidance.

DIVERSIFICATION

As a BDC, we must invest at least 70% of our total assets in qualifying assets consisting of investments in eligible portfolio companies and certain other assets including cash and cash equivalents. In order to receive favorable pass-through tax treatment on its distributions to our shareholders, we intend to diversify our pool of investments in such a manner so as to qualify as a diversified closed end management investment company. However, because of the limited size of the funding which is likely to be available to us, we will likely be classified as a non-diversified closed end investment company under the 1940 Act. Until we qualify as a regulated investment company, we will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code. Therefore, we will not receive favorable pass through tax treatment on distributions to our shareholders. In the future, we will seek to increase the diversification of our portfolio so as to make it possible to meet the RIC diversification requirements, as described below. We cannot assure you, however, that we will ever be able to meet those requirements.

To qualify as a RIC, we must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of our taxable year,

o not more than 25% of the market value of our total assets is invested in the securities of a single issuer, and
o at least 50% of the market value of our total assets is represented by cash, cash items, government securities, securities of other RICs, and other securities. Each investment in these other securities is limited so that not more than 5% of the market value of our total assets is invested in the securities of a single issuer and we do not own more than 10% of the outstanding voting securities of a single issuer.

For purposes of the diversification requirements under the Internal Revenue Code, the percentage of our total assets invested in securities of a portfolio company will be deemed to refer, in the case of financings in which we commit to provide financing prior to funding the commitment, to the amount of our total assets represented by the value of the securities issued by the eligible portfolio company to us at the time each portion of the commitment is funded.

INVESTMENT AMOUNTS

The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although investment amounts will vary considerably, we expect that the average investment, including follow-on investments, will be between $25,000 and $500,000.

COMPETITION

Our primary competitors to provide financing to target companies will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and managerial resources than we will have. We believe that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.

                          THE COMPANY AND ITS STRUCTURE

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors is empowered to manage and oversee the operations of a BDC. As such, these decisions will be made according to guidelines adopted for that purpose. Directors will be paid up to $1,000 per board meeting, and will be reimbursed by the Company for any expenses incurred in attending directors' meetings, provided that the Company has the cash resources to pay these fees. The Company will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

AUDIT COMMITTEE

An Audit Committee charter has been accepted and under the independent directorship control of a majority of independent directors. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The audit committee will assist in determining the carrying values of portfolio investments.

INVESTMENT COMMITTEE

An Investment Committee charter and policy has been approved by, and is under the directorship control of, a majority of independent directors. The function of the charter and the committee will be to review and approve all investments in excess of $25,000 and assist in determining the carrying values of portfolio investments.

COMPENSATION COMMITTEE

A Compensation Committee charter and policy has been approved by, and is under the directorship of, a majority of independent directors. The purpose of the compensation committee will be to manage any stock option plan and review and recommend compensation arrangements for the directors and officers.

NOMINATING COMMITTEE

A Nominating Committee charter has been accepted and under the independent directorship control of a majority of independent directors. The primary role of the Nominating Committee is to actively seek individuals qualified to become members of the board of directors, while ensuring that proper evaluations and performances are upheld within the boards.

VERIFICATION OF INDEPENDENT DIRECTORS

A resolution has been adopted and a policy for determination of Directors independence has been established. Our independent directors have proclaimed and established themselves as independent via the following proclamation as established by the Independence Charter, including:

o within the last five (5) years, has not received more than $50,000 per year in direct compensation from the Corporation or any of its affiliates other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);
o within the last five (5) years, has not been affiliated with or employed by any independent audit firm presently acting as auditor of the Corporation or an affiliate of the Corporation or having acted as such an auditor during the previous 5 years;
o within the past five (5) years, has had no personal service relationships and has not been affiliated with an organization that has had a personal service relationship with the Corporation, or with a member of the Corporation's senior management;
o within the past (5) years, has not accepted any fee or compensation from the Corporation other than director's fees and compensation;
o within the last five (5) years, has not had any material business relationship (such as commercial, industrial, consulting, legal, or accounting) with the Corporation for which the Corporation has been required to make disclosure under Regulation S-K of the Securities and Exchange Commission; and;
o within the past five (5) years, has not been part of an interlocking directorate in which an executive officer of the Corporation serves on the compensation committee or a committee of a similar nature of another company that concurrently employs the director.

STOCK OPTION PLAN

There presently is no stock option plan.

EXECUTIVE COMPENSATION

No officer, director or employee has received any cash compensation to date, and no director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000. We have an employment contract with Dan Baker, our President, for a salary in the amount of $60,000 per year. We have an employment contract with James Marshall, our Treasurer, for a salary in the amount of $36,000 per year. We have an employment contract with Kevin Sherlock, our Secretary, for a salary in the amount of $36,000 per year. We have no other employment contracts or commitments. These officer salaries are contingent on the Company having the cash flow and/or cash reserves to meet its operating expenses.

CONFLICTS OF INTEREST

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities. In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is officer or director subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we, or the companies to which the officer or director is affiliated, desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity. However, to the extent permitted under the 1940 Act, the officer or director may take advantage of opportunities if we should decline to do so. We have adopted a formal conflict of interest policy in connection with these types of transactions.

CODE OF ETHICS

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements.

EMPLOYEES

As of March 30, 2005, we had 3 employees. Various aspects of due diligence of prospective portfolio companies and monitoring the activities of portfolio companies may be subcontracted to consultants. The Company may require additional employees in the areas of administration, sales and marketing, etc. in the future and as additional portfolio companies are added. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required. The Company believes its relations with its employees are good.

                         FINANCIAL AND OTHER INFORMATION

FINANCIAL INFORMATION

We have conducted limited operations to date and do not have not made any investments, and has no revenues or assets.

PORTFOLIO INVESTMENTS.

The Company presently has no portfolio investments. In February, 2005, the Company formed four wholly owned subsidiaries:

Bronco Coal Co., an Arizona corporation
Bronco Emerging Technologies, Co., an Arizona corporation
Bronco Green Power Co., an Arizona corporation
Bronco Coal Company, an Utah corporation

TAX INFORMATION

The following is a general summary of certain of the United States Federal income tax laws relating to us and our future investors if any. This discussion is based on the Internal Revenue Code, regulations, published rulings and procedures and court decisions as of the date hereof pertaining to Regulated
Investment Companies (an "RIC") and Ordinary Corporations (typically taxed pursuant to Subchapter C of the Internal Revenue Code). The tax law, as well as the implementation thereof, is subject to change, and any such change might interfere with our ability ever to qualify as a RIC or, if we so qualify, to maintain such qualification. This discussion does not purport to deal with all of the United States Federal income tax consequences applicable to us or to all categories of investors, some of whom may be subject to special rules. In addition, it does not address state, local, foreign or other taxes to which we or our investors may be subject, or any proposed changes in applicable tax laws. Investors should consult their tax advisers with respect to an investment in our securities.

Taxation of the Company as an Ordinary Corporation - We anticipate that, in the future, we will seek to meet the requirements, including diversification requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of Federal income tax on that part of our net investment income and realized capital gains that we distribute to shareholders. Unless and until we meet these requirements, we will be taxed as an ordinary corporation on our taxable income even if that income is distributed to shareholders, and all distributions out of our earnings and profits will be taxable to shareholders as dividends. Thus, such income will be subject to a double layer of tax although corporate shareholders may be entitled to a dividends-received deduction. We cannot assure you that we will ever meet the requirements to qualify as a RIC. If we are unable to qualify for treatment as a RIC, we would not be able to deduct distributions to stockholders, nor would they be required to be made.

Taxation of the Company as a RIC. Consequences of Converting from an Ordinary Corporation to a RIC - In order to qualify as a RIC, we must, at the end of the first year in which we so qualify, have no accumulated earnings and profits from years in which we were not taxed as a RIC. To meet this requirement, we must, before the end of the first year in which we qualify as a RIC, distribute as dividends all of our accumulated earnings and profits.

RIC Qualification Requirements - To qualify as a RIC, we must distribute to our shareholders for each taxable year at least 90% of our investment company taxable income consisting generally of net investment income and net short-term capital gains and must meet several additional requirements. Among the requirements are the following:

o We must derive at least 90% of our gross income each taxable year from dividends, interest, payments with respect to loans of securities and gains from the sale or other disposition of securities or other income derived with respect to our business of investing in securities;
o We must derive less than 30% of its gross income each taxable year from gains from the sale or other disposition of securities held for less than three months;

o We must diversify our assets so that, at the close of each quarter of our taxable year, not more than 25% of the market value of our total assets is invested in the securities of a single issuer or in the securities of two or more issuers that we control and that are engaged in the same or similar trades or businesses or related trades or businesses; and
o at least 50% of the market value of our total assets is represented by cash, cash items, government securities, securities of other RICs and other securities, with each investment in such other securities limited so that not more than 5% of the market value of our total assets is invested in the securities of a single issuer and we do not own more than 10% of the outstanding voting securities of a single issuer; and
o We must file an election to be treated as a RIC. If, after initially qualifying as a RIC, we fail to qualify for treatment as a RIC for a taxable year, we would be taxed as an ordinary corporation on our taxable income for that year and all distributions out of our earnings and profits would be taxable to shareholders as dividends (that is, ordinary income). In such a case, there may be substantial tax and other costs associated with re-qualifying as a RIC.

Taxation of the Company's Shareholders - Dividends paid to shareholders that are attributable to our net investment income will be taxable to shareholders as ordinary income. Capital gain distributions are taxable as long-term capital gains regardless of how long the shareholder has held our shares. It is not anticipated that a significant portion of our dividends will qualify for the dividends received deduction for corporations. Distributions are generally taxable to shareholders at the time the distribution is received. However, any distribution declared by the Company in October, November or December, made payable to shareholders of record in such a month and paid the following January, is deemed to have been paid by the Company and received by shareholders on December 31 of the year declared. This will prevent the application of the excise tax to the Company as a result of the delay in the payment of the dividends.

If, for any calendar year, the Company's total distributions exceed its net investment income and net capital gains, the excess will generally be considered a tax-free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain. The amount treated as tax-free return of capital will reduce the adjusted basis of a shareholder's shares, thereby increasing the potential gain or reducing the potential loss on the sale of the shares.

In general, upon the sale or other disposition of shares, the selling shareholder will recognize a gain or loss equal to the difference between the amount realized on the sale and the seller's adjusted basis in the shares. Any loss realized will be disallowed to the extent the seller has acquired (or entered into a contract to acquire) substantially identical shares within a period beginning 30 days before the disposition of shares and ending 30 days after the disposition. In such case, the basis of the shares acquired will be adjusted to reflect the disallowed loss. Gain or loss realized upon a sale of shares generally will be treated as a capital gain or loss. The gain or loss will be a long-term capital gain or loss if the shares were held for more than one year. In addition, if the shares sold were not held for more than six months, any loss on the sale will be treated as long-term capital loss to the extent of any capital gain dividend received by the shareholder with respect to these shares.

The Company is required to withhold amounts on distributions to individuals and certain other non-corporate shareholders who do not provide the Company with a correct taxpayer identification number or who otherwise are subject to backup withholding.

Federal withholding taxes at a rate of 30%, or a lesser treaty rate, may apply to distributions to shareholders who are nonresident aliens or foreign partnerships, trust or corporations. The rules governing United States federal income taxation of foreign shareholders are complex, and prospective non-U.S. shareholders should consult with their own tax advisors to determine the impact of federal, state and local income tax laws with regard to an investment in shares, including any reporting requirements.

Individuals and certain other shareholders will be required to include in their gross income an amount of certain Company expenses relating to the production of gross income that are allocable to the shareholder. These shareholders, therefore, will be deemed to receive gross income from the Company in excess of the distributions that they actually receive. These allocated expenses may be deductible by an individual shareholder as a miscellaneous itemized deduction, subject to the limitation on miscellaneous itemized deductions not exceeding 2% of adjusted gross income. The Company will notify shareholders following the end of each calendar year of the amounts of dividends and capital gain distributions paid or deemed paid during the year.

Tax-Exempt Investors. Qualified plans, individual retirement accounts and investors exempt from taxation under the internal Revenue Code Section 501(c)(3) are generally exempt from taxation except to the extent that they have unrelated business taxable income, determined in accordance with Internal Revenue Code
Sections 511-514. If the Company qualifies as a RIC, it is likely that distributions to a tax-exempt entity shareholder that are treated as dividends will not be considered UBTI and will therefore be exempt from federal income tax even if the Company borrows to acquire its investment assets. Under Section 512(b) of the Internal Revenue Code, UBTI does not include dividends received by a tax-exempt entity. As a general rule, the income tax provisions relating to corporation apply to RICs, unless Subchapter M of the Internal Revenue Code provides otherwise, and thus Section 512(b) should apply to exclude from UBTI dividends paid by a RIC to a tax-exempt entity. This conclusion is also supported by Revenue Ruling 66-106, which applies Section 512(b) to exclude from UBTI dividends paid to the tax-exempt shareholders of a real estate investment trust, a conduit entity that invests in real estate and is substantially similar to a RIC for tax purposes, on the same theory. However, if a tax-exempt entity borrows money to purchase its shares, a portion of its income from the Company will constitute UBTI pursuant to the "debt-financed property rules."

Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal service organizations that are exempt from taxation under Internal Revenue Code Sections 501(c)(7), (9), (17) and
(20), respectively, are subject to different UBTI rules, which generally will require them to characterize distributions from the Company as UBTI. Dividends distributions by the Company to a charitable organization that is a private foundation should constitute investment income for purposes of the excise tax on net investment income of private foundations imposed by Section 4940 of the Internal Revenue Code.

INFORMATION REPORTING AND BACKUP WITHHOLDING

We must report annually to the IRS the amount of dividends or other distributions we pay to you on your shares of our common stock and the amount of tax we withhold on these distributions regardless of whether withholding is required. The IRS may make copies of the information returns reporting those dividends and amounts withheld available to the tax authorities in the country in which you reside pursuant to the provisions of an applicable income tax treaty or exchange of information treaty.

The United States imposes a backup withholding tax (currently at the rate of 30%, but subject to future adjustment) on dividends and certain other types of payments to certain U.S. persons, non U.S. Persons and non-resident U.S. aliens

With respect to certain U.S. persons, any amounts withheld with respect to your shares of our common stock under the backup withholding rules will be refunded to you or credited against your U.S. federal income tax liability, if any, by the IRS if the required information is furnished in a timely manner.

OTHER REGULATORY MATTERS

We are a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, including any investment advisers or sub-advisers, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than interested persons, as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes. Regulations governing our operation as a BDC will affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and
Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

DETERMINATION OF NET ASSET VALUE

The net asset value per share of our outstanding shares of common stock will be determined quarterly, as soon as practicable after, and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the number of shares outstanding at the date as of which such determination is made.

In calculating the value of our total assets, we will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities. Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by a valuation committee of our board of directors based on the recommendation by our investment adviser and under valuation guidelines adopted by our board of directors, and then approved by our entire board of directors. Initially, the fair value of these securities will be their original cost. Debt securities valued at cost would be revalued for significant events affecting the issuer's performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as

o        results of subsequent financing,
o        the availability of market quotations,
o        the portfolio company's operations and
o        changes in market conditions.

For warrants, our cost usually will be a nominal amount, such as $.01 per share. Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost. Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers. Our valuation guidelines will be subject to periodic review by our board of directors and may be revised in light of our experience, regulatory developments or otherwise.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

INTERNATIONAL

The Company has no international operations, investments or holdings.

TECHNOLOGY PROTECTION POLICY AND DISCLAIMERS

The Company does not presently maintain any patents, trademarks or trade names. Due to the nature of business, it is presently anticipated that one or more of its eligible portfolio companies as presently contemplated will benefit from such protection and the Company will likely seek protection or advise its eligible portfolio companies to do so. The Company does not rely on the protections afforded under patents, trademarks or trade names laws generally but advises that its eligible portfolio companies may and the failure to obtain such protection or enforce rights granted there under may adversely affect the value of such portfolio companies.

GOVERNMENT REGULATION

Aside from regulation associated with the Company's status as an investment company under the Investment Company Act of 1940, and as a 1933 Act filer, the Company is not subject to any additional government regulation.

INSURANCE

The Company does not carry director and officer liability insurance, but Nevada law provides for indemnification of a company's officers and directors under certain circumstances (see Indemnification). The Company does not carry any additional insurance. The Company will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

LEGAL PROCEEDINGS

The Company is not presently named as a defendant in any case and is not aware of any pending or threatened litigation.

INDEMNIFICATION

As permitted by the provisions of the Nevada General Corporation Law, the Company has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company. Any such person may be indemnified against expenses, including attorneys' fees, judgments, fines and settlements in defense of any action, suit or proceeding. This provision of state law may not be in conformity with laws relating to investment companies. Further, governing state laws permit a corporation to purchase and maintain liability insurance on behalf of its officers, directors, employees and agents. The Company does not presently maintain such liability insurance but intends to. The Company intends to obtain such additional insurance as is required by investment companies relating to the holding of securities and other assets.

ITEM 2. PROPERTIES.

The Company does not own or lease any physical properties.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The Company has 100,000,000 shares of common stock, with $0.001 par value authorized. As of March 30, 2005, 11,376,000 shares of common stock were issued and outstanding. There is no established public trading market for the Company's securities.

HOLDERS

There were 51 holders of record of our common stock as of March 30, 2005.

DIVIDENDS AND DISTRIBUTIONS

There were no dividends or distributions paid during fiscal year ends December 31, 2004 or 2003. The Company does not currently anticipate paying any dividends on its common stock. In the event of a liquidation, dissolution or winding up of its affairs, the holders of shares of common stock are entitled to share pro-rata all assets remaining after payment in full of all liabilities, subject however, to any rights of the shareholders of any preferred shares issued and outstanding at the time of such liquidation, dissolution or winding up of the Company. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.

COMMON STOCK

The Company's Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, with a par value of $0.001 per share, of which 11,376,000 shares are issued and outstanding as of March 30, 2005.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights.

PREFERRED STOCK

The Company does not presently have any preferred stock authorized, issued, or outstanding.

OPTIONS

The Company has a total of 4,300,000 stock options (all held by directors) outstanding as of March 30, 2005.

WARRANTS

The Company does not presently have any warrants outstanding.

OTHER SECURITIES

There are no other securities or debt instruments outstanding as of the date hereof.

RECENT SALES OF UNREGISTERED SECURITIES

On December 16, 2004, the Company purchased 800,000 of its outstanding common shares for a note payable of $150,000. These shares were returned to treasury and cancelled.

On January 4, 2005, the Company authorized the issuance of 4,300,000 shares of common stock to nine directors for services rendered. As a result of this issuance, $4,300 in compensation expense was recorded. Also on January 4, 2005, the Company authorized the issuance of options for a total of 4,300,000 shares of common stock, exercisable at $0.01 per share to nine directors.

On February 9, 2004, the Company authorized the issuance of 900,000 shares of common stock to three directors for services rendered. As a result of this issuance, $900 in compensation expense was recorded.

Also on February 9, 2005, the Company authorized the issuance of options for a total of 900,000 shares of common stock, exercisable at $0.01 per share to three directors.

During February and March of 2005, directors options for 900,000 common shares were exercised at the price of $0.01 per share.

On January 24, 2005, the Company filed a Form 1-E with the SEC, proposing to sell up to $5,000,000 of its common stock at prices between $0.05 and $5.00.

On February 8, 2005, pursuant to the Regulation 1-E exemption, the Company converted its outstanding promissory notes in the amount of $250,000 for 5,000,000 shares of common stock at the price of $0.05.

During February and March of 2005, pursuant to the Regulation 1-E exemption, the Company sold a total of 76,000 shares of common stock at the price of $0.50 to 14 purchasers.

ITEM 6. SELECTED FINANCIAL DATA.



FISCAL YEAR ENDED                     12/31/04        12/31/03        12/31/02
-----------------                     --------        --------        --------
      FINANCIAL POSITION
Investments in securities           $          0    $          0     $        0

Other Assets                                   0               0              0

Total Assets                                   0               0              0

Liabilities                              260,318             818            518

Net Assets                              (260,318)           (818)          (518)

      CHANGES IN NET ASSETS

Net investment income (loss)                   0               0              0

Net gain (loss) on investments                 0               0              0

Dividends                                    --               --            --

      PER SHARE DATA

Net Assets                                 (1.30)             --            --

Dividends Paid                               --               --            --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

We have conducted limited operations to date. We have been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.

At December 31, 2004, the Company held $0 in assets as compared to $0 in assets at December 31, 2003.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In order to raise capital, the Company, On January 24, 2005, filed a Form 1-E with the SEC, proposing to sell up to $5,000,000 of its common stock at prices between $0.05 and $5.00. Pursuant to the 1-E exemption, the Company, through March 30, 2005, converted outstanding promissory notes in the amount of $250,000 for 5,000,000 shares of common stock at the price of $0.05, and sold a total of 76,000 shares of common stock at the price of $0.50 to 14 purchasers.

In summary, there has been an absence of liquidity and capital resources to operate the Company self-sufficiently. Such inadequacy will continue until the Company is able to raise additional funds pursuant to the filed 1-E exemption, or by securing funding partners.

The Company believes that its liquidity and capital resources are adequate to satisfy its current operational needs as well as its investment objectives.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

For the fiscal year ended December 31, 2004, the Company had no investment income, and operating expenses of $109,500, resulting in a net loss of ($109,500). For the fiscal year ended December 31, 2003, the Company had no investment income, and operating expenses of $300, resulting in a net loss of ($300). The increase in expenses is due primarily to consulting expenses in the amount of $100,000 associated with obtaining guidance for the Company on becoming a business development company.

NET ASSETS

The Company's net assets were $(260,318), or a net asset value per share of $(1.30), at December 31, 2004. This represents a decline of $(259,500), or ($1.2975) per share, from net assets of $(818), at December 31, 2003. This decline in net asset value per unit is comprised primarily of short term notes payable totaling $250,000 at December 31, 2004, consisting of $100,000 for consulting expenses and $150,000 for the purchase and cancellation of 800,000 shares of treasury stock.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Investment Advisers will make certain critical accounting estimates with respect to the valuation of private portfolio investments. As the Company had not yet commenced its investing activities, the Company has no portfolio investments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

EQUITY PRICE RISK

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, which are not publicly traded. These investments would be recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities would not be subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Thus, there is no exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices. At December 31, 2004, the Company held no publicly traded equity securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditor

Balance Sheets at December 31, 2004, and December 31, 2003

Statements of Operations for the years ended December 31, 2004, December 31, 2003 and December 31, 2002

Statements of Stockholders' Equity Since June 19, 1997 (inception) to December 31, 2004

Statements of Cash Flows for the years ended December 31, 2004, December 31, 2003 and December 31, 2002

Notes to Financial Statements

*  *   *

                                    CONTENTS


                                                                       Page

Independent Auditor's Report............................................F - 1

Balance Sheets
  December 31, 2004 and 2003............................................F - 2

Statements of Operations for the
  Years Ended December 31, 2004, 2003 and 2002..........................F - 3

Statement of Stockholders' Equity
 Since June 19, 1997 (inception) to December 31, 2004...................F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2004, 2003 and 2002..........................F - 5

Notes to Financial Statements...........................................F - 6

                          INDEPENDENT AUDITOR'S REPORT

Bronco Energy Fund, Inc.
(A Development Stage Company)


         We have audited the accompanying balance sheets of Bronco Energy Fund, Inc. (formerly known as Green Clover Luck Corporation) (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, and cash flows for the three years ended December 31, 2004, and the statement of stockholders' equity from June 19, 1997 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bronco Energy Fund, Inc. (formerly known as Green Clover Luck Corporation) (a development stage company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the three years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America..

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


                                                    Respectfully submitted


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
February 28, 2005

                                      F - 1

                            BRONCO ENERGY FUND, INC.
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                      December 31,
                                                          -------------------------------------
                                                                2004                2003
                                                          -----------------  ------------------
Assets:                                                   $               -  $                -
                                                          =================  ==================

Liabilities
   Accounts Payable                                       $          10,318  $              818
   Short-term Notes Payable                                         250,000                   -
                                                          -----------------  ------------------

     Total Liabilities                                              260,318                 818

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 200,000 Shares at December 31, 2004
    1,000,000 Shares at December 31,
    2003 and 2002                                                       200               1,000
  Paid-In Capital                                                         -               3,588
  Retained Deficit                                                   (1,200)             (1,200)
  Deficit Accumulated During the
    Development Stage                                              (259,318)             (4,206)
                                                          -----------------  ------------------

     Total Stockholders' Equity                                    (260,318)               (818)
                                                          -----------------  ------------------

     Total Liabilities and
       Stockholders' Equity                               $               -  $                -
                                                          =================  ==================









   The accompanying notes are an integral part of these financial statements.

                                      F - 2
                                       20

                            BRONCO ENERGY FUND, INC.
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                   Cumulative
                                                                                                     since
                                                                                                  October 20,
                                                                                                      1999
                                                        For the year ended                        inception of
                                                           December 31,                           development
                                      -------------------------------------------------------
                                            2004               2003               2002               stage
                                      ----------------- ------------------ ------------------  ------------------
Revenues:                             $               - $                - $                -  $                -

Expenses:
   Consulting Expense                           100,000                  -                  -             100,000
   General and Administrative                     9,500                300                300              13,706
                                      ----------------- ------------------ ------------------  ------------------

     Net Loss                                  (109,500)$             (300)$             (300) $         (113,706)
                                      ================= ================== ==================  ==================

Basic & Diluted loss per share        $          (0.11) $                - $                -
                                      ================= ================== ==================
















   The accompanying notes are an integral part of these financial statements.


                                      F - 3

                            BRONCO ENERGY FUND, INC.
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE JUNE 19, 1997 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                            October 20,
                                                                                                                1999
                                                                                                            inception of
                                                     Common Stock             Paid-In        Retained       Development
                                                Shares         Par Value      Capital         Deficit          Stage
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at June 19, 1997
(inception)                                               -  $            - $           -  $            - $               -
November 4, 1997 Issuance of
Stock for Services and payment
 of Accounts Payable                              1,000,000          1,000             -               -                 -
Net Loss                                                  -              -             -          (1,100)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1997                      1,000,000          1,000             -          (1,100)
Net Loss                                                  -              -             -            (100)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1998                      1,000,000          1,000             -          (1,200)                -

Capital contributed by shareholder                        -              -           350               -                 -
Net Loss                                                  -              -             -               -              (150)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1999                      1,000,000          1,000           350          (1,200)             (150)

Capital contributed by shareholder                        -              -         2,181               -                 -
Net Loss                                                  -              -             -               -            (2,181)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2000                      1,000,000          1,000         2,531          (1,200)           (2,331)
Capital contributed by shareholder                        -              -  1,057                      -                 -
Net Loss                                                  -              -             -               -            (1,275)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2001                      1,000,000          1,000         3,588          (1,200)           (3,606)

Net Loss                                                  -              -             -               -              (300)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2002                      1,000,000          1,000         3,588          (1,200) (3,906)
                                            ---------------  -------------  ------------   -------------  ----------------

Net Loss                                                  -              -             -               -              (300)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2003                      1,000,000          1,000         3,588          (1,200)           (4,206)

Purchase and retire Treasury Stock                 (800,000)          (800)       (3,588)              -          (145,612)
Net Loss                                                  -              -             -               -          (109,500)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2004                        200,000  $         200  $           -  $      (1,200) $       (259,318)
                                            ===============  =============  ============   =============  ================

   The accompanying notes are an integral part of these financial statements.

                                      F - 4

                            BRONCO ENERGY FUND, INC.
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                            Cumulative
                                                                                                          since October
                                                                                                             20, 1999
                                                                       For the years ended                 Inception of
                                                                          December 31,                     Development
                                                            -----------------------------------------
                                                                2004          2003          2002              Stage
                                                            ------------- ------------- -------------   ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                         (109,500)$        (300)$        (300)  $         (113,706)
Increase (Decrease) in Accounts Payable                             9,500           300           300               10,118
                                                            ------------- ------------- -------------   ------------------
  Net Cash Used in operating activities                          (100,000)            -             -             (103,588)
                                                            ------------- ------------- -------------   ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                             -             -                    -
                                                            ------------- ------------- -------------   ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from notes payable                                       250,000                                          250,000
Purchase and cancel treasury stock                               (150,000)            -             -             (150,000)
Capital contributed by shareholder                                      -             -             -                3,588
                                                            ------------- ------------- -------------   ------------------
Net Cash Provided by
  Financing Activities                                            100,000             -             -              103,588
                                                            ------------- ------------- -------------   ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                             -             -             -                    -
Cash and Cash Equivalents
  at Beginning of Period                                                -             -             -                    -
                                                            ------------- ------------- -------------   ------------------
Cash and Cash Equivalents
  at End of Period                                          $           - $           - $           -   $                -
                                                            ============= ============= =============   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                  $           - $           - $           -   $                -
  Franchise and income taxes                                $           - $           - $           -   $              500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
None

   The accompanying notes are an integral part of these financial statements.

                                      F - 5

                            BRONCO ENERGY FUND, INC.
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $109,500, $300 and $300 for the year ended December 31, 2004, 2003 and 2002 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

Nature of Business

         The Company has no products or services as of December 31, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intended to acquire interests in various business opportunities, which in the opinion of management would provide a profit to the Company. On December 16, 2004 the Company filed a notification under Form N54a with the United States Securities and Exchange Commission ("SEC") indicating its election to be regulated as a business development company ("a BDC") under the Investment Company Act of 1940. In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company.




                                      F - 6

                            BRONCO ENERGY FUND, INC.
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on June 19, 1997. The Company ceased all operating activities during the period from June 19, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Bronco Energy Fund, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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




                                      F - 7

                            BRONCO ENERGY FUND, INC.
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                              ------              ------
                                                           (Numerator)        (Denominator)            Amount
                                                                   For the year ended December 31, 2004
BASIC LOSS PER SHARE
Loss to common shareholders                             $         (109,500)             967,123  $           (0.11)
                                                        ==================  ===================  ==================

                                                                   For the year ended December 31, 2003
BASIC LOSS PER SHARE
Loss to common shareholders                             $             (300)           1,000,000  $                -
                                                        ==================  ===================  ==================

         The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2004, 2003 and 2002 and are thus not considered. At December 31, 2004 there are 5,000,000 outstanding common stock equivalents. At December 31, 2003 there are no common stock equivalents outstanding.

NOTE 3 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $110,500 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.







                                      F - 8

                            BRONCO ENERGY FUND, INC.
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                   (Continued)

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

NOTE 5 - COMMITMENTS

         As of December 31, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - SUBSEQUENT EVENTS

         Commencing on January 1, 2005, the Company entered into employment agreements with Dan Baker, Jim Marshall and Kevin Sherlock, the President, Treasurer and Secretary, in the amounts of $60,000 $36,000 and 36,000 respectively. The officer salaries are contingent on the Company having the cash flow and/or cash reserves to meet the Company's operating expenses.

         During January and February, 2005 the Company issued 5,200,000 shares of common stock to officers and directors at the rate of $.001.

         During January and February the Company granted 5,200,000 stock options to Board of Directors exercisable at $.01.

         On January 24, 2005 the Company filed an offering to sell common stock equal to $5,000,000 under Regulation E promulgated under the Securities Act of 1933 at prices between $.05 and $5.00 per share. The offering became effective on February 8, 2005. As of February 28, 2005 the Company sold 68,000 shares at $.50 per share.



                                      F - 9

                            BRONCO ENERGY FUND, INC.
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                   (Continued)

NOTE 6 - SUBSEQUENT EVENTS (continued)

         On February 8, 2005 notes payable in the amount of $250,000 were converted into 5,000,000 shares of common stock under the 1-E exemption.

         During February, 2005, director's options for 600,000 common shares were exercised at $.01

                                     F - 10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. There have been no changes in, disagreements with, or reportable events regarding the Company's independent public accountants.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2004 (the end of the period covered by this report), the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))and have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls over financial reporting. Accordingly, no corrective actions were required or undertaken.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND OFFICERS

Set forth below are names, ages, positions and certain other information concerning the current Directors and executive officers of the Company as of March 30, 2005.

Dan R. Baker, President and Director, age 55.
Mr. Baker received a B.S. in Mining Engineering from the University of Utah and has been involved in the mining industry in both management and production for more than 33 years. Most recently, he served as President of C&P Coal Company in Salt Lake City, was Executive Vice President of COSOL Energy, Inc. in Pittsburgh, and also held various senior management positions with PacifiCorp, Interwest Mining Company. He also serves as a director of Hazelwood Power Company in Australia, Interwest Mining Company, and several other companies, and is a member of the National Mining Association and the Utah Mining Association.

James Marshall, CFO and Director, age 60.
Mr. Marshall is a certified public accountant in the state of Arizona, and has previously held certificates from Michigan, California, Illinois and Florida. James was the founder and chief executive officer of Residential Resources Mortgage Investments Corporation, RRR AMEX, a mortgage based REIT with assets in excess of $400 million and a staff of 42. Prior to March 1985, Mr. Marshall was the National Finance Partner for Kenneth Leventhal & Company and was Managing Partner of that firms Phoenix Office for five years. Career experiences include responsibilities for major land acquisitions and dispositions and their structuring. His audit and tax experience included publicly-held companies for which Mr. Marshall was responsible for banks, savings and loan associations, real estate developers, mortgage bankers, insurance companies, builders and contractors. Mr. Marshall is a member of the AICPA, performs audits, consulting and tax services for his clients. Mr. Marshall has more than 30 years audit and tax experience on a wide range of public and private companies. Mr. Marshall is current on all SEC, auditing, accounting and tax matters. In addition to a strong background in auditing and taxation, Mr. Marshall is a proven innovator and solution developer relying on both traditional and nontraditional alternatives. Extensive experience has been developed on SEC filings from IPOs, shelf registrations, to annual and quarterly reporting.

Kevin M. Sherlock, Secretary and Director, age 43.
Mr. Sherlock graduated from Florida State University in 1984 with a B.S. degree in Multinational Business Operations. In 1988, he received his Juris Doctorate from the Georgetown University Law Center. Mr. Sherlock is licensed to practice law in Washington D.C., Florida and Arizona. He began his legal career as an associate in the Washington D.C. office of the New York law firm Condon & Forsyth, with a practice area of aviation law, insurance defense litigation (including complex multi-district air-crash disaster litigation) and general corporate matters. After 5 years with Condon & Forsyth, Mr. Sherlock opened his solo practice in 1993, with a focus on small business mergers and acquisitions, and public company issues.

Daniel L. Hodges, age 38.
Chairman of the Board of Directors
Daniel Hodges has been President and Chairman of Fidelis  Energy,  Inc.  (OTCBB:
FDEI), an oil and gas exploration company, since 2004, as well as an instructor in the F-16 Fighter jet in Tucson, Arizona since 1997. From 1995 to 2002, Mr. Hodges took part in the formation and/or public registration of multiple public companies as an investor. Privately, Mr. Hodges has been involved in real estate developments and residential subdivisions in Southern Arizona since 1993. Mr. Hodges also serves on the board of directors of iWorld Projects & Systems, Inc.

James C. Balserak, Director, age 40.
James Balserak is a general surgeon who has practiced with the Southwest Surgery Associates, Ltd., in Tucson Arizona since 1996. Dr. Balserak graduated from the U.S. Air Force School of Aerospace Medicine in 1989 and earned his doctorate of medicine from the Medical College of Virginia in 1990. He also serves as an Assistant Clinical Professor of Surgery at the College of Medicine, University of Arizona from 1995 to present. Dr. Balserak is presently a colonel in the Arizona Air National Guard.

David P. Hinkins, Director, age 51.
David Hinkins is currently the President of Industrial Electrical Motor Service, Inc., a position he has held from 1976 to the Present; he also serves as President of Industrial Mine Supply, Inc. a position he has held from 1988 to the present. Previously, Mr. Hinkins established Rainbow Glass Ranch, in Ferron, Utah in 1978; founded Coal Equipment Co., Inc. of Denver, Colo. in 1980: and he founded Generator Starter Service, Inc. in Aurora, Utah in 1982. Presently, Mr. Hinkins is also serving on Board of Trustees of the College of Eastern Utah, the Utah State Racing Commission, and Board of Trustees of the Emery County Community Foundation. He is also the President of ITT National Mining Council.

Robert J. Hipple, Director,
Robert Hipple is an attorney licensed to practice law in the States of Georgia and Virginia and has experience serving a number of public companies in senior management positions; serving on the boards of directors as well as serving as an administrative, legal and finance professional, including as chief financial officer and/or general counsel. He has taught federal tax and securities law at Georgetown University Law School, Emory University Law School, the University of San Diego School of Law and, most recently, as a Visiting Professor of Law at Florida A&M University College of Law. Mr. Hipple also serves as President of iTrustFinancial, Inc., an international business, tax, legal and financial consulting company, and as Chief Executive Officer of iWorld Projects & Systems, Inc., a publicly traded project management holding company, operating as a Business Development Company under The Investment Company Act of 1940. He received a BA in Economics and Finance from Wesleyan University, a JD and LLM degrees from Georgetown University Law School, and completed the MBA program in Finance at Emory University School of Business.

George H. Gregor, Director, age 59
George Gregor is a senior banking executive with multi-disciplinary experience in wholesale banking services for domestic and international capital markets. Mr. Gregor has led or actively participated in several important securities industry initiatives and innovations, with a heavy emphasis on international and cross-border activity, including emerging markets. Since August 2003, Mr. Gregor has held the position of Business Concierge at North Fork Bank, and from May 2003, has been the Managing Director of Global Capital Service Group, Ltd., a Wall Street-based investment banking and advisory firm concentrating on international finance, capital markets and real estate transactions. From 1995 through August 2002, Mr. Gregor was Senior Product Manager-Global Custody Services at Deutsche Bank, New York.

Stanley A. Hirschman, Director,
Stanley Hirschman is President of CPointe Associates, Inc., a Plano, Texas executive management and consulting firm which he founded in 1996 that specializes in solutions for companies with emerging technology-based products. He is Chairman of Bravo Foods International Corporation (BRVO), Director of 5G Wireless, Inc. (FGWC), former Chairman of Mustang Software and former director of Imaging Diagnostic Systems, Inc. He is also an advisor to Redwood Grove Capital Management LLC. Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 406 retail store software chain, from 1989 until 1996. He has held senior executive management positions with T.J. Maxx, Gap Stores and Banana Republic. He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

Phil E. Pearce, Director, age 76
Phil E. Pearce has been an independent business consultant with Phil E. Pearce & Associates since 1990, Chairman and Director of Financial Express Corporation since 1990. Prior to 1990, Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers and was closely involved in the formation of the Nasdaq Stock Market, a Governor of the New York Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce also is a director of XR Medical, a diagnostic laboratory company, 5G Wireless, Inc., GoldSpring, Inc, Bravo! Foods International Corporation and Xybernaut Corporation. He is also an advisor to Redwood Grove Capital Management LLC. Mr. Pearce is a graduate of the University of South Carolina (B.A. 1953) and the Wharton School of Investment Banking at the University of Pennsylvania.

Robert M. Smith, Director,
Robert Smith is a retired electric utility executive and has been an energy industry consultant since 1990. From 1988 to 1990, Nr. Smith was the Executive Vice President of Power Supply at Pacificorp. Prior to that, Mr. Smith was employed by Pacific Power and Light Company as Vice President of Human Resources from 1977 to 1979, as Vice President of Construction from 1979 to 1982, as Vice President of Power Generation from 1982 to 1985, and as Senior Vice President of Power Supply from 1985 to 1988.

Brian J. Delfs, Director of subsidiary, Bronco Green Power Co., age 40.
Mr. Delfs has a strong background in public service and political involvement. Throughout his career as a firefighter, he has also held offices in the Local, State and International unions. He is currently the Local President of the Tucson Firefighters Association, and is the Southern Arizona Trustee of the Professional Firefighters of Arizona. In addition to emergency response, Mr. Delfs has extensive experience in media relations, fire investigation and code compliance issues. As a Commissioner of the Industrial Commission of Arizona, Mr. Delfs is appointed by the Governor of Arizona to oversee the Arizona Division of Occupational Safety and Health, the Industrial Injury Claims Division, the Administrative Law Division, the Self Insurance Authority Division and the State Special Fund of the ICA. Mr. Delfs also serves as a gubernatorial appointee as a Fund Manager of three State retirement plans. The Fund Managers are charged to manage over five billion dollars in assets and to oversee the administration of the Public Safety, Corrections Officer and Elected Official's retirement plans. As a commissioner, Mr. Delfs is a registered lobbyist in the State of Arizona. He has also honed his advocacy skills in Washington, D.C., where he lobbies for emergency responder issues on Capitol Hill. Mr. Delfs has served on numerous boards and committees, including: the State Public Safety Retirement System Tucson Board, the Pima Association of Government's Regional Transportation Authority, the City of Tucson Fire Code Committee, the Governor's Committee on EMT Licensure, and the State of Arizona Arson Task Force. As a consultant, Mr. Delfs teaches courses in hazardous materials management, the HazCom standard, media relations and negotiation technique. Mr. Delfs has a long history of community involvement, volunteering with the United Way of Arizona, the American Cancer Society, the Muscular Dystrophy Association, and as a youth football coach.

John A. Sylvester, Director of subsidiary, Bronco Coal Co., age 45.
John Sylvester is currently a captain for Southwest Airlines and also works as an F-16 A/B Military Instructor Pilot for the Arizona Air National Guard. He presently serves as the 162nd Fighter Wing Airspace Manager and was previously an A-6E Squadron Attack Pilot. Mr. Sylvester is certified as an Airline

Transport Pilot for multiengine, land airplanes and a Certified Flight Instructor for single engine, land airplanes. He is also a Certified Aircraft Mechanic for Airframes and Power plants and has a FAA First Class Medical certificate with no restrictions. Mr. Sylvester earned a B.S. in political science from the U.S. Naval Academy in 1984.

AUDIT COMMITTEE FINANCIAL EXPERT

Mr. Hipple is the audit committee financial expert as defined by SEC rules and is "independent," as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

CODE OF ETHICS

As of the end of the period, December 31, 2004, the Company has adopted a code of ethics, which complies with the criteria provided in SEC rules, and applies to its principal executive officer, the principal financial officer and any other officers who serve a similar function. A copy of the code of ethics is incorporated herein by reference in Item 15 of this Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the federal securities laws, the Company's Directors and executive officers and any persons holding more than 10% of the Company's outstanding units are required to report their ownership of units and any changes in the ownership of the Company's units to the Company and the Securities and Exchange Commission. To the best of the Company's knowledge, none of the Company's Directors and executive officers have satisfied these filings by filing reports of their initial holdings.

COMPENSATION OF DIRECTORS

We have no standard arrangement, pursuant to which our Directors are compensated for services provided as a Director. Our outside directors are reimbursed for travel and expenses, and may be paid up to $1,000 per meeting as consideration for their services to the Board.

ITEM 11. EXECUTIVE COMPENSATION.

The Company has three employees.

The Company does not have a stock option plan, other long-term incentive plan, retirement plan or other retirement benefits.

SUMMARY COMPENSATION TABLE. The following table sets forth information with respect to compensation we paid for the years ended December 31, 2004, 2003, and 2002, for services of Dan Baker, our Chief Executive Officer, and James Marshall, our Treasurer, and Kevin Sherlock, our Secretary. We have not paid any other current executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2004, 2003 or 2002. Dan Hodges, the former CEO, did not receive compensation in prior years.

                     Annual Compensation              Long-Term Compensation  Awards
                     Year     Salary     Bonus ($)    Other Annual        Restricted        Securities
                              ($)                     Compensation ($)    Stock             Underlying Options
                                                                          Award(s)($)       SARs (#)

Dan Baker            2005     60,000*    -0-          -0-                 1,500,000         1,500,000
                     2004     -0-        -0-          -0-                 -0-               -0-
                     2003     -0-        -0-          -0-                 -0-               -0-
                     2002     -0-        -0-          -0-                 -0-               -0-
James Marshall       2005     36,000*    -0-          -0-                 500,000           500,000
                     2004     -0-        -0-          -0-                 -0-               -0-
                     2003     -0-        -0-          -0-                 -0-               -0-
                     2002     -0-        -0-          -0-                 -0-               -0-


Kevin Sherlock       2005     36,000*    -0-          -0-                 500,000           500,000
                     2004     -0-        -0-          -0-                 -0-               -0-
                     2003     -0-        -0-          -0-                 -0-               -0-
                     2002     -0-        -0-          -0-                 -0-               -0-

* Year 2005 salary figure based on employment contract. Restricted stock awards and options were issued on January 4, 2005.

EMPLOYMENT AGREEMENTS

We have an employment contract with Dan Baker, our President, for a salary in the amount of $60,000 per year. We have an employment contract with James Marshall, our Treasurer, for a salary in the amount of $36,000 per year. We have an employment contract with Kevin Sherlock, our Secretary, for a salary in the amount of $36,000 per year. We have no other employment contracts or commitments. These officer salaries are contingent on the Company having the cash flow and/or cash reserves to meet its operating expenses. The Company does not have any other employment agreements in place.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 30, 2005, certain beneficial owners, the directors, the chief executive officer and the directors and executive officers as a group held of record the following shares and percentages, based on 15,676,000 fully diluted shares of common stock outstanding (consisting of 11,376,000 issued and outstanding shares and 4,300,000 outstanding options).


                                                                           AMOUNT AND NATURE
                                                                            OF BENEFICIAL
TITLE OF CLASS            NAME AND ADDRESS OF BENEFICIAL OWNER                OWNERSHIP      PERCENT OF CLASS
--------------  -------------------------------------------------------    ----------------  ----------------
Common Stock    Dan R. Baker                                                3,000,000 (1)        19.1%
                President and Director
                2920 N. Swan, #206
                Tucson, AZ 85712

Common Stock    James Marshall                                              1,000,000 (2)        6.37%
                Treasurer and Director
                2920 N. Swan, #206
                Tucson, AZ 85712

Common Stock    Kevin M. Sherlock                                           1,000,000 (3)        6.37%
                Secretary and Director
                2920 N. Swan, #206
                Tucson, AZ 85712

Common Stock    Daniel L. Hodges                                            3,000,000 (4)        19.1%
                Director Chairman of the Board
                2920 N. Swan, #206
                Tucson, AZ 8571

Common Stock    Brian J. Delfs                                               608,000 (5)         3.87%
                Director of Subsidiary
                2920 N. Swan, #206
                Tucson, AZ 85712

Common Stock    John A. Sylvester                                            608,000 (6)         3.87%
                Director of Subsidiary
                2920 N. Swan, #206
                Tucson, AZ 85712

Common Stock    James C. Balserak                                            600,000 (7)         3.82%
                Director
                2920 N. Swan, #206
                Tucson, AZ 85712

Common Stock    George H. Gregor                                             600,000 (8)         3.82%
                Director
                2920 N. Swan, #206
                Tucson, AZ 85712

Common Stock    David P. Hinkins                                             600,000 (9)         3.82%
                Director
                2920 N. Swan, #206
                Tucson, AZ 85712

Common Stock    Robert J. Hipple                                             600,000 (10)        3.82%
                Director
                2920 N. Swan, #206
                Tucson, AZ 85712

Common Stock    Stanley A. Hirschman                                           600,000           3.82%
                Director
                2920 N. Swan, #206
                Tucson, AZ 85712

Common Stock    Phil E. Pearce                                                 600,000           3.82%
                Director
                2920 N. Swan, #206
                Tucson, AZ 85712

Common Stock    Robert M. Smith                                                600,000           3.82%
                Director
                2920 N. Swan, #206
                Tucson, AZ 85712

Common Stock    All directors and executive officers                        3,416,000 (11)       85.6%
                as a group (13 persons)                                    1



                Persons holding 5% or more:

Common Stock     D Intel, Inc.                                                2,000,000         12.75%
                3lan Lomax
                A002 A Guadalupe Street
                2uite 187
                Sustin Texas 78705

------
(1) Includes options held by Mr. Baker to purchase 1,500,000 shares at the rate of $0.01.
(2) Includes options held by Mr. Marshall to purchase 500,000 shares at the rate of $0.01.
(3) Includes options held by Mr. Sherlock to purchase 500,000 shares at the rate of $0.01.
(4) Includes all 3,000,000 shares held by Joshua & Grace  Investments,  LLC.
(5) Includes options held by Mr. Delfs to purchase 300,000 shares at the rate of $0.01.
(6) Includes options held by Mr. Sylvester to purchase 300,000 shares at the rate of $0.01.
(7) Includes options held by Mr. Balserak to purchase 300,000 shares at the rate of $0.01.
(8) Includes options held by Mr. Gregor to purchase 300,000 shares at the rate of $0.01.
(9) Includes options held by Mr. Hinkins to purchase 300,000 shares at the rate of $0.01.
(10) Includes options held by Mr. Hipple to purchase 300,000 shares at the rate of $0.01.
(11) Includes all outstanding  officer and director options of 4,300,000 shares.
------

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The issuer is not aware of any person who controls the issuer as specified in section 2(a)(9) of the Investment Company Act of 1940. The Company does not have an investment advisor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 16, 2004, the Company issued a promissory note in the amount of $150,000 to its then president, Daniel Hodges, in return for Mr. Hodges tendering his resignation effective December 16, 2004 and for returning for cancellation his 800,000 shares of common stock of the Company, then representing 80% control of the company. The terms of the note provided Mr. Hodges the option to convert the note into common stock in the event that the Company filed with the SEC a Form 1-E. On January 24, 2005, the Company did file a Form 1-E. Mr. Hodges assigned the note to his children's trust investment arm, Joshua & Grace Investments, LLC, which subsequently converted the note in the Form 1-E offering on February 8, 2005, at the rate of $0.05 per share, resulting in 3,000,000 shares being issued, representing approximately 19% control of the Company. On February, 9, 2005, Mr. Hodges was appointed to the Board of Directors as Chairman. The Company has engaged in no transactions with the directors or executive officers other than as described above or in the notes to the financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

         (a) The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $9000 for 2004 and $0 for 2003.

Audit-Related Fees

         (b) The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit of the registrant's financial statements and are not reported under paragraph (a) of this Item are $0 for 2004 and $0 for 2003.

Tax Fees

         (c) The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are $0 for 2004 and $0 for 2003.

All Other Fees

         (d) The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in paragraphs (a) through (c) of this Item are $0 for 2004 and $0 for 2003.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.


(A)   1. FINANCIAL STATEMENTS

         The financial statements listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 12 are filed as part of this report.

       2 FINANCIAL STATEMENT SCHEDULES

         The  financial   statement  schedules  listed  in  Item  8,  "Financial
         Statements and Supplementary Data," beginning on page 18 are filed as part of this report.

      3. EXHIBITS

         (3)(i) Articles of Incorporation, as amended

         (3)(ii)Bylaws

         (14)   Code of Ethics

         (21)   List of Subsidiaries

         (31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (31.2) Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (32.1) Certification  Pursuant to 18 U.S.C.  Section  1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (99)(a)Audit Committee Charter

-------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               BRONCO ENERGY FUND, INC.

Date: March 31, 2005           By:  /s/ DANIEL BAKER
                               -----------------------------
                               Daniel Baker
                               Chief Executive Officer
                               (principal executive officer)


Date: March 31, 2005           By:   /s/ JAMES MARSHALL
                               -----------------------------
                               James Marshall
                               Chief Financial Officer and Treasurer
                               (principal financial and accounting officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    SIGNATURE             TITLE                                     DATE
    ---------             -----                                     ----

/s/ DANIEL BAKER       Chief Executive Officer                  March 31, 2005
-------------------   (principal executive officer) and
Daniel Baker           Director

/s/ JAMES MARSHALL     Chief Financial Officer and Treasurer    March 31, 2005
-------------------   (principal financial and accounting
James Marshall         officer) and Director

/s/ DANIEL HODGES      Chairman of the Board                    March 31, 2005
-------------------
Daniel Hodges

/s/ ROBERT HIPPLE      Director and Chairman of audit           March 31, 2005
-------------------    committee
Robert Hipple

/s/ STANLEY HIRSCHMAN  Director and member of audit committee   March 31, 2005
-------------------
Stanley Hirschman

/s/ PHIL PEARCE        Director and member of audit committee   March 31, 2005
-------------------
Phil Pearce

/s/ KEVIN SHERLOCK     Director                                 March 31, 2005
-------------------
Kevin Sherlock

/s/ JAMES BALSERAK     Director                                 March 31, 2005
-------------------
James Balserak

/s/ GEORGE GREGOR      Director                                 March 31, 2005
-------------------
George Gregor

/s/ DAVID HINKINS      Director                                 March 31, 2005
-------------------
David Hinkins

/s/ ROBERT SMITH       Director                                 March 31, 2005
-------------------
Robert Smith