Form 10-Q
period 2005-03-31
BRONCO ENERGY FUND, INC.
filed 2005-05-16
CIK 1105301

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                                   For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                      to
                                    --------------------    --------------------

                        Commission file number 000-29541

                            BRONCO ENERGY FUND, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   NEVADA                                    86-0972709
(STATE OR OTHER JURISDICTION OF INCORPORATION OR (I.R.S. EMPLOYER IDENTIFICATION
               ORGANIZATION)                                    NO.)

                 2920 N. SWAN ROAD, SUITE 206, TUCSON, AZ 85712
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (866) 305-0485



FORMER  NAME,  FORMER  ADDRESS AND FORMER  FISCAL  YEAR,  IF CHANGED  SINCE LAST
REPORT.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes |_| No |X|


                            BRONCO ENERGY FUND, INC.

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS HISTORICAL INFORMATION AND FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS FORM 10-Q PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THEY INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE BRONCO ENERGY FUND, INC.'S (THE "COMPANY'S") ACTUAL RESULTS TO DIFFER FROM FUTURE PERFORMANCE SUGGESTED HEREIN.


              INDEX                                                                                       PAGE NO.
              ----------------------------------------------------------------------------------------------------

PART I.       FINANCIAL INFORMATION                                                                               3

   Item 1.    Financial Statements                                                                                3

              Balance Sheets as of March 31, 2005 and December 31, 2004                                           3

              Statements of Operations for the three-month periods ended March 31, 2005 and March 31,
                2004                                                                                             4

              Statements of Stockholders' Equity for the three-month periods ended March 31, 2005 and
                March 31, 2004                                                                                   5

              Statements of Cash Flows for the three-month periods ended March 31, 2005 and March 31,
                2004                                                                                             6

              Notes to Financial Statements                                                                       7


   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations              12

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                         13

   Item 4.    Controls and Procedures                                                                            13

PART II.      OTHER INFORMATION                                                                                  11

   Item 1.    Legal Proceedings                                                                                  13

   Item 2.    Changes in Securities and Use of Proceeds                                                          13

   Item 3.    Defaults Upon Senior Securities                                                                    13

   Item 4.    Submission of Matters to a Vote of Security Holders                                                14

   Item 5.    Other Information                                                                                  14

   Item 6.    Exhibits and Reports on Form 8-K                                                                   14

              Signatures                                                                                         14

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.


                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                 March 31,           December 31,
                                                                                   2005                  2004
                                                                              ---------------      -----------------
                                                                                (unaudited)
                               Assets:

                               Cash and cash equivalents                      $       23,284       $              -
                               Prepaid expenses                                        5,000                      -
                               Deposits                                               12,147                      -
                                                                              --------------       ----------------
                                    Total Assets                              $       40,431       $              -
                                                                              ==============       ================

                               Liabilities
                                  Accounts payable                            $       46,937       $         10,318
                                  Accrued expenses                                    33,000                      -
                                  Short-term notes payable                                 -                250,000
                                                                              --------------       ----------------
                                    Total Liabilities                                 79,937                260,318
                                                                              --------------       ----------------

                               Stockholders' Equity:
                                 Common Stock, Par value $.001
                                   Authorized 100,000,000 shares,
                                   Issued 11,376,000 and 200,000 Shares
                                   at March 31, 2005 and December 31, 2004            11,376                   200
                                 Paid-In Capital                                     291,024                     -
                                 Retained Deficit                                     (1,200)               (1,200)
                                 Deficit Accumulated During the
                                   Development Stage                                (340,706)             (259,318)
                                                                              --------------       ---------------
                                    Total Stockholders' Equity                       (39,506)             (260,318)
                                                                              --------------       ---------------

                                    Total Liabilities and
                                      Stockholders' Equity                    $       40,431       $             -
                                                                              ==============       ===============




   The accompanying notes are an integral part of these financial statements.

                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                 Cumulative
                                                                                                    since
                                                                                                 October 20,

                                                              For the three months ended           1999
                                                            March 31,         March 31,         inception of
                                                         ----------------- ------------------    development
                                                               2005               2004             stage
                                                         ----------------- ------------------ ------------------
                   Revenues:                             $               - $                - $                -

                   Expenses:
                      Consulting Expense                             5,000                  -            105,000
                      General and Administrative                    76,388                300             90,094
                                                         ----------------- ------------------ ------------------

                        Net Loss                         $         (81,388)$             (300)$         (195,094)
                                                         ================= ================== ==================

                   Basic & Diluted loss per share        $           (0.02)$            (0.00)
                                                         ================= ==================
                   Weighted average shares outstanding           5,117,333          1,000,000
                                                         ================= ==================



   The accompanying notes are an integral part of these financial statements.

                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE JUNE 19, 1997 (INCEPTION) TO DECEMBER 31, 2004
                                   (UNAUDITED)

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                                                        Since
                                                                                                                     October 20,
                                                                                                                         1999
                                                                                                                    Inception of
                                                              Common Stock             Paid-In        Retained       Development
                                                         Shares         Par Value      Capital         Deficit          Stage
                                                     ---------------  -------------  ------------   -------------  -------------
         Balance at June 19, 1997
         (inception)                                               -  $            - $           -  $            - $          -
         November 4, 1997 Issuance of
         Stock for Services and payment
          of Accounts Payable                              1,000,000          1,000             -               -             -
         Net Loss                                                  -              -             -          (1,100)            -
                                                     ---------------  -------------  ------------   -------------  ------------
         Balance at December 31, 1997                      1,000,000          1,000             -          (1,100)
         Net Loss                                                  -              -             -            (100)            -
                                                     ---------------  -------------  ------------   -------------  ------------
         Balance at December 31, 1998                      1,000,000          1,000             -          (1,200)            -

         Capital contributed by shareholder                        -              -           350               -             -
         Net Loss                                                  -              -             -               -          (150)
                                                     ---------------  -------------  ------------   -------------  ------------
         Balance at December 31, 1999                      1,000,000          1,000           350          (1,200)         (150)

         Capital contributed by shareholder                        -              -         2,181               -             -
         Net Loss                                                  -              -             -               -        (2,181)
                                                     ---------------  -------------  ------------   -------------  ------------
         Balance at December 31, 2000                      1,000,000          1,000         2,531          (1,200)       (2,331)
         Capital contributed by shareholder                        -              -         1,057               -             -
         Net Loss                                                  -              -             -               -        (1,275)
                                                     ---------------  -------------  ------------   -------------  ------------
         Balance at December 31, 2001                      1,000,000          1,000         3,588          (1,200)       (3,606)

         Net Loss                                                  -              -             -               -          (300)
                                                     ---------------  -------------  ------------   -------------  ------------
         Balance at December 31, 2002                      1,000,000          1,000         3,588          (1,200)       (3,906)
                                                     ---------------  -------------  ------------   -------------  ------------

         Net Loss                                                  -              -             -               -          (300)
                                                     ---------------  -------------  ------------   -------------  ------------
         Balance at December 31, 2003                      1,000,000          1,000         3,588          (1,200)       (4,206)

         Purchase and retire Treasury Stock                 (800,000)          (800)       (3,588)              -      (145,612)
         Net Loss                                                  -              -             -               -      (109,500)
                                                     ---------------  -------------  ------------   -------------  ------------
         Balance at December 31, 2004                        200,000  $         200  $          -   $      (1,200)     (259,318)

         Conversion of note to stock                       5,000,000          5,000       245,000               -             -
         Stock grants                                      5,200,000          5,200             -               -
         -
         Exercise of stock options                           900,000            900         8,100               -
         -
         Sale of stock                                        76,000             76        37,924               -             -
         Net Loss                                                                                                       (81,388)
                                                     ---------------  -------------  ------------   -------------  ------------
         Balance at March 31, 2005                        11,376,000  $      11,376  $    291,612   $      (1.200) $   (340,706)
                                                     ===============  =============  ============   =============  ============


   The accompanying notes are an integral part of these financial statements.

                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                   Cumulative
                                                                                                                 since October
                                                                                    For the      For the           20, 1999
                                                                                 three months   three months      Inception of
                                                                                ended March 31, ended March 31,    Development
                                                                                     2005          2004              Stage
                                                                                -------------  -------------   ---------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                                 $     (81,388)$        (300)  $     (195,094)
       Adjustments to reconcile net income to net cash
         provided by operating activities:
       Stock issued for services                                                        5,200             -            5,200
       Increase in Prepaids and Deposits                                              (17,147)            -          (17,147)
       Increase in Accounts Payable and Accrued Liabilities                            69,619           300           79,737
                                                                                ------------- -------------   --------------
         Net Cash Used in operating activities                                        (23,716)            -         (127,304)
                                                                                ------------- -------------   --------------

       CASH FLOWS FROM INVESTING
       ACTIVITIES:
       Net cash provided by investing activities                                            -             -                -
                                                                                ------------- -------------   --------------

       CASH FLOWS FROM FINANCING
       ACTIVITIES:
       Proceeds from notes payable                                                                                    250,000
       Purchase and cancel treasury stock                                                    -             -         (150,000)
       Capital contributed by shareholder                                                    -             -            3,588
       Proceeds from exercise of stock options                                           9,000             -            9,000
       Proceeds from sale of common stock                                               38,000             -           38,000
                                                                                 ------------- -------------   --------------
       Net Cash Provided by
         Financing Activities                                                           47,000             -          150,588
                                                                                 ------------- -------------   --------------

       Net (Decrease) Increase in
         Cash and Cash Equivalents                                                      23,284             -                -
       Cash and Cash Equivalents
         at Beginning of Period                                                              -             -                -
                                                                                 ------------- -------------   --------------
       Cash and Cash Equivalents
         at End of Period                                                        $      23,284 $           -   $       23,284
                                                                                 ============= =============   ==============

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for:
         Interest                                                                $           - $           -   $            -



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements.

                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005, AND 2004
                                   (UNAUDITED)

               NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

               On December 21, 2004 the Company filed a Form N-54A, Notification with the Securities and Exchange Commission electing to become a Business Development Company pursuant to Sections 55 through 65 of the Investment Company Act of 1940.

               Bronco has been in the developmental stage since inception and its operations to date have been limited to issuing shares and other organizational matters. At March 31, 2005, the Company has no investments.

               Bronco will attempt to locate and negotiate with eligible portfolio companies for Bronco to invest in, lend funds to, acquire an interest in and/or possibly manage. Bronco intends to offer managerial assistance to eligible portfolio companies in which it invests.

               As a business development company, Bronco will be able to raise money to acquire interests in small private business, as well as larger companies.

               The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

               Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $81,388 for the three months ended March 31, 2005 and $109,500, $300 and $300 for the year ended December 31, 2004, 2003 and 2002 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

               NATURE OF BUSINESS

               The Company has no products or services as of March 31, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intended to acquire interests in various business opportunities, which in the opinion of management would provide a profit to the Company. On December 16, 2004 the Company filed a notification under Form N54a with the United States Securities and Exchange Commission ("SEC") indicating its election to be regulated as a business development company ("a BDC") under the Investment Company Act of 1940. In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company.

                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005, AND 2004
                                   (UNAUDITED)
                                   (Continued)


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

               LOSS PER SHARE

               The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                         Income              Shares
                                                          ------             ------                  Per Share
                                                       (Numerator)       (Denominator)                Amount
                                                     For the three months ended March 31, 2005
               BASIC LOSS PER SHARE
               Loss to common shareholders        $    (81,388)           5,117,333           $       (0.02)
                                                  ============            =========           =============
                                                     For the three months ended March 31, 2004
               BASIC LOSS PER SHARE
               Loss to common shareholders       $        (300)           1,000,000           $            -
                                                  ============            =========           ==============

                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005, AND 2004
                                   (UNAUDITED)
                                   (Continued)


               NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

               LOSS PER SHARE (CONTINUED)

               The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2005 and 2004 and are thus not considered. At March 31, 2005 there are 4,900,000 outstanding common stock equivalents. At March 31, 2004 there are no common stock equivalents outstanding.

               NOTE 3 - INCOME TAXES

               As of March 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $191,888 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

               NOTE 5 - COMMITMENTS

               As of March 31, 2005 substantially all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

               Commencing on January 1, 2005, the Company entered into employment agreements with Dan Baker, Jim Marshall and Kevin Sherlock, the President, Treasurer and Secretary, in the amounts of $60,000 $36,000 and 36,000, respectively. The officer salaries are contingent on the Company having the cash flow and/or cash reserves to meet the Company's operating expenses.

                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005, AND 2004
                                   (UNAUDITED)
                                   (Continued)


               NOTE 6 - COMMON STOCK

               On February 8, 2005 notes payable in the amount of $250,000 were converted into 5,000,000 shares of common stock under the 1-E exemption.

               During January and February, 2005 the Company issued 5,200,000 shares of common stock to officers and directors at the rate of $.001.

               On January 24, 2005, the Company filed an offering to sell common stock equal to $5,000,000 under Regulation E promulgated under the Securities Act of 1933 at prices between $.05 and $5.00 per share. The offering became effective on February 8, 2005. As of March 31, 2005 the Company had sold 76,000 shares at $.50 per share.

               During January and February the Company granted 5,200,000 stock options to Board of Directors exercisable at $.01.

               During February and March, 2005, director's options for 900,000 common shares were exercised at $.01

               NOTE 7 - SUBSEQUENT EVENTS

               On April 21, 2005, Bronco Coal Company of Utah, a wholly owned subsidiary of the Company, purchased the Columbia Coal Mine ("Columbia") located in Books Cliff, near Price Utah. The estimated reserves of metallurgical coal at the mine are in excess of 100 million tons. The mine has been out of operation since 1966 and will require significant renovation and improvement to meet current standards and achieve operating efficiency. The Company does not expect significant production operations at the mine until the first quarter of 2006.

               The cost of Columbia was $16,300,632, for which the sellers took back a note for $15, 203,647 of which $888,393 is due before the end of June 2005, and on the 2nd, 3rd and 4th anniversaries of the purchase payments of $4,264,297, $5,906,231 and $4,144,726, respectively, plus interest imputed at 8% per annum are due. The Company has secured a $3,000,000 line of credit, of which $900,000 was applied to the purchase down payment and the balance will be drawn over the next 5 months to meet the June purchase payment and to fund some of the engineering studies, licensing and improvement costs necessary put the mine in operating condition. The line of credit bears interest at a rate of 8% per annum and is due April 21, 2006.

               In conjunction with the purchase, Bronco Coal Company of Utah agreed to pay the sellers a mineral royalty of 2.25% of all sales from the mine. Additionally, the Company agreed to sell the lender 157,020 shares of its common stock at $0.001 per share. The current sales price of the stock at the time of the transaction was $.50 per share. The difference reflects an addition to paid in capital of $78,353. The lender exercised this option with the initial funding of the loan.

               The following proforma balance sheet reflects the acquisitions of the Columbia property as if it had occurred at March 31, 2005. The property has not been in production since 1966, therefore, no results of operations have been as if it had been in operation during the three months ended March 31, 2005 are presented.


                                                          Historical        Adjustments          Proforma

Cash                                                   $ 23,284            $   (20,000)     $ 3,284

Prepaid Expenses                                         5,000                   -            5,000
                                                         ------            ----------         -----

   Current Assets                                        28,284            (20,000)           8,284


Investments                                              12,147              16,288,485       16,300,632
                                                         -------           -------------      ----------

   Total Assets                                        $ 40,431            $16,268,485         $  16,308,916
                                                         =======           ============       ==============



Accounts payable                                        $46,937            $86,328            $133,265

Accrued expenses                                         33,000                               33,000

Notes payable due within one year                                -         900,000            900,000
                                                         ------------      --------           -------

   Current Liabilities                                   79,937            986,328            1,066,265



Long term notes payable                                  -                 15,203,647         15,203,647
                                                         ----              -----------        ----------

   Total Liabilities                                     79,937            16,189,975         16,269,912
                                                         -------           -----------        ----------


Common Stock                                             11,376            157                11,533

Paid in Capital                                          291,024           78,353             369,377

Retained Deficit                                         (1,200)               -              (1,200)

Deficit accumulated during development stage             (340,706)             -              (340,706)
                                                         -------------     --------           ---------

   Stockholders' Deficit                                 (39,506)          78,510             39,004
                                                         --------          ---------          ------
   Total Liabilities and Stockholders' Deficit          $40,431            $16,268,485         $  16,308,916
                                                         =======           ============       ==============

-------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THREE-MONTH PERIOD ENDED MARCH 31, 2005 AS COMPARED TO THE SIMILAR PERIOD IN 2004

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

At March 31, 2005, the Company held $40,431 in assets as compared to $0 in assets at December 31, 2004.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In order to raise capital, the Company, on January 24, 2005, filed a Form 1-E with the SEC, proposing to sell up to $5,000,000 of its common stock at prices between $0.05 and $5.00. Pursuant to the 1-E exemption, the Company, through March 31, 2005, converted outstanding promissory notes in the amount of $250,000 for 5,000,000 shares of common stock at the price of $0.05, and sold a total of 76,000 shares of common stock at the price of $0.50 to 14 purchasers.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

For the three months ended March 31, 2005, the Company had no investment income, and operating expenses of $81,388, resulting in a net loss of ($81,388). For the three months ended March 31, 2004, the Company had no investment income, and operating expenses of $300, resulting in a net loss of ($300). The increase in expenses for the three months ended March 31, 2005 over the same period in 2004 resulted from the Company commencing its primary operations. The expenses consist of consulting expenses in the amount of $5,000 and general and administrative expense of $76,388. The general and administrative expense consisted primarily of accrued wages, director fees and expense, and general business expenses.

NET ASSETS

The Company's net assets (liabilities) were $(39,506), excess of liabilities over net assets, or a net liability value per share of $(0.003) at March 31, 2005. This represents a slight change from net assets of $0, at December 31, 2005. This decrease in net asset (liability) value per share resulted primarily from the proceeds of the sale of stock pursuant to the Company's 1-E offering exemption offset by operating costs during the period.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's Valuation and Audit Committees, consisting of the independent Directors of the Company, will make certain critical accounting estimates with respect to the valuation of private portfolio investments. As the Company has only commenced limited investing activities, the Company has no portfolio investments at March 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

EQUITY PRICE RISK

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, which are not publicly traded. These investments would be recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities would not be subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Thus, there is no exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices. At March 31, 2005, the Company held no publicly traded equity securities.

ITEM 4. CONTROLS AND PROCEDURES.
      (a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005 (the end of the period covered by this report), the Company's principal executive officers and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

      (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company's last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

                                 USE OF PROCEEDS

      During the three months ended March 31, 2005, we received a total of $288,000 in proceeds from the sale of shares of commons stock being offered by the Company pursuant to the Form 1-E filed January 24, 2005 with the SEC, proposing to sell up to $5,000,000 of its common stock at prices between $0.05 and $5.00. Pursuant to the 1-E exemption, the Company, through March 31, 2005, converted outstanding promissory notes in the amount of $250,000 for 5,000,000 shares of common stock at the price of $0.05. Additionally, the Company sold a total of 76,000 shares of common stock at the price of $0.50 to 14 purchasers, netting the Company $38,000. The directors also exercised options to purchase 900,000 shares of common stock for an exercise price of $9,000. We used the net proceeds from this offering as follows:

      Retirement of debt                                               $250,000
      Deposits on Columbia Mine Purchase    and other deposits           17,147
      Operating and administrative expenses                               6,569
      Working capital (cash)                                             23,284
                                                                      ---------
                                                                       $297,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      None.

ITEM 5. OTHER INFORMATION.
      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. (A) EXHIBITS.


31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) REPORTS ON FORM 8-K.

(1) On February 10, 2005, the Company filed a Current Report on Form 8-K to report under Item 5.02 appointment of additional Directors.

(2) On February 14, 2005, the Company filed a Current Report on Form 8-K to report under Item 5.02 appointment of additional Directors.

(3) On May 4, 2005, the Company filed a Current Report on Form 8-K to report under Item 4.01 that Robison, Hill & Co had resigned as the Company's certifying accountant, and that Epstein, Weber & Conover, P.L.C. was appointed the Company's certifying accountant.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         BRONCO ENERGY FUND, INC.

Date: May 13 2005        BY:  /s/ Dan Baker
                             ---------------------------------------------------
                              Dan Baker
                              Chief Executive Officer/principal executive
                                officer

Date: May 13 2005        BY:   /s/ James Marshall
                             ---------------------------------------------------
                              James Marshall
                              Chief Financial Officer/principal financial
                                officer