Form 10-Q
period 2005-06-30
BRONCO ENERGY FUND, INC.
filed 2005-08-16
CIK 1105301

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.
                  For the quarterly period ended June 30, 2005

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


              INDEX                                                                                       PAGE NO.
              ----------------------------------------------------------------------------------------------------

PART I.       FINANCIAL INFORMATION                                                                               3

   Item 1.    Financial Statements                                                                                3

              Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004                               3

              Consolidated Statements of Operations for the three-months and six months ended June 30, 2005
                and June 30, 2004                                                                                 4

              Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2005 and
                June 30, 2004                                                                                     5

              Consolidated Statements of Cash Flows for the six months periods ended June 30, 2005 and June 30,
                2004                                                                                              6

              Notes to Consolidated Financial Statements                                                          7


   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations              12

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                         13

   Item 4.    Controls and Procedures                                                                            13

PART II.      OTHER INFORMATION                                                                                  11

   Item 1.    Legal Proceedings                                                                                  13

   Item 2.    Changes in Securities and Use of Proceeds                                                          13

   Item 3.    Defaults Upon Senior Securities                                                                    13

   Item 4.    Submission of Matters to a Vote of Security Holders                                                14

   Item 5.    Other Information                                                                                  14

   Item 6.    Exhibits and Reports on Form 8-K                                                                   14

              Signatures                                                                                         14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            BRONCO ENERGY FUND, INC.

                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                       June 30,               December 31,
                                                                         2005                     2004
                                                                 ---------------------      -----------------
                                                                     (unaudited)
Assets:

Cash and cash equivalents                                               $     278,931                 $    -
Receivables                                                                    18,105
Prepaid expenses                                                               11,250                      -
Deposits                                                                       54,657                      -
                                                                 ---------------------      -----------------

Total Current Assets                                                          362,943
                                                                 ---------------------      -----------------

Columbia Coal Mine                                                         16,368,308
Equipment                                                                      10,456
                                                                 ---------------------      -----------------

Total Assets                                                           $   16,741,706                 $    -
                                                                 =====================      =================

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable                                                        $     107,057                 10,318
Accrued expenses                                                               79,433                      -
Short-term notes payable                                                    2,150,000                250,000
                                                                 ---------------------      -----------------

Total Current Liabilities                                                   2,339,490                260,318

Long term notes payable                                                    14,537,936                      -
                                                                 ---------------------      -----------------

Total Liabilities                                                         16,,874,426                260,318
                                                                 ---------------------      -----------------

Stockholders' Equity:
Common Stock, Par value $0.001
Authorized 100,000,000 shares
Issued 12,511,020 and 200,000 shares
at June 30, 2005 and December 31, 2004                                         12,511                    200
Paid-In Capital                                                               714,399                      -
Retained Deficit                                                              (1,200)                (1,200)
Deficit Accumulated During the
Development Stage                                                           (858,430)              (259,318)
                                                                 ---------------------      -----------------

Total Stockholders' Equity                                                  (120,720)              (260,318)
                                                                 ---------------------      -----------------

Total Liabilities and Stockholders' Equity                             $   16,741,706                 $    -
                                                                 =====================      =================



The accompanying notes are an integral part of these financial statements.

                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                              Cumulative since
                                    For the three months ended            For the six months ended            October 20, 1999
                                              March 31,                           June 30,                      inception of
                                -----------------------------------  -----------------------------------
                                     2005                2004             2005                2004           development stage
                                ----------------    ---------------  ----------------     --------------    ---------------------

  Revenues:                             $     -            $     -           $     -            $     -                  $     -

  Expenses:

  Consulting Expense                    157,028                              262,028                                      262,028

  General and Administrative            107,079                              183,467                300                   197,173

  Interest expense                      253,722                               253,722                                     253,722
                                ----------------    ---------------  ----------------     --------------    ---------------------
     Total Expenses                     517,829
                                                                 -           599,217                                      712,923
                                ----------------    ---------------  ----------------     --------------    ---------------------

  Loss before other income              517,829                  -           599,217                                      712,923
                                ----------------    ---------------  ----------------     --------------    ---------------------

  Other Income

     Interest income                        105                  -               105                                         105
                                ----------------    ---------------  ----------------     --------------    ---------------------

  Net Loss                          $ (517,724)            $     -       $ (599,112)          $   (300)              $ (712,818)
                                ================    ===============  ================     ==============    =====================


  Basic & Diluted loss per share     $   (0.04)            $     -        $   (0.07)            $     -
                                ================    ===============  ================     ==============

  Weighted average shares
      outstanding                     12,311,445          1,000,000         8,734,263          1,000,000
                                ================    ===============  ================     ==============


The accompanying notes are an integral part of these financial statements.

                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE JUNE 19, 1997 (INCEPTION) TO DECEMBER 31, 2004
                                   (UNAUDITED)

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                           Since
                                                                                                                        October 20,
                                                                                                                           1999
                                                                                                                       Inception of
                                             Common             Stock            Paid-In           Retained             Development
                                             Shares           Par Value          Capital            Deficit                Stage

Balance at June 19, 1997
(inception)                                           -             $    -            $   -              $    -               $   -
November 4, 1997 Issuance of
Stock for Services and payment

   of Accounts Payable                        1,000,000              1,000                -                   -                   -

Net Loss                                              -                  -                -             (1,100)                   -
                                          --------------    ---------------    -------------    ----------------   -----------------
Balance at December 31, 1997                                                              -
                                              1,000,000              1,000                              (1,100)

Net Loss                                              -                  -                -               (100)                   -
                                          --------------    ---------------    -------------    ----------------   -----------------
Balance at December 31, 1998                                                              -                                       -
                                              1,000,000              1,000                              (1,200)

Capital contributed by shareholder                    -                  -              350                   -                   -

Net Loss                                              -                  -                -                   -               (150)
                                          --------------    ---------------    -------------    ----------------   -----------------
Balance at December 31, 1999
                                              1,000,000              1,000              350             (1,200)               (150)

Capital contributed by shareholder                    -                  -            2,181                   -                   -

Net Loss                                              -                  -                -                   -             (2,181)
                                          --------------    ---------------    -------------    ----------------   -----------------
Balance at December 31, 2000
                                              1,000,000              1,000            2,531             (1,200)             (2,331)


Capital contributed by shareholder                    -                  -            1,057                   -                   -

Net Loss                                              -                  -                -                   -             (1,275)
                                          --------------    ---------------    -------------    ----------------   -----------------
Balance at December 31, 2001
                                              1,000,000              1,000            3,588             (1,200)             (3,606)


Net Loss                                              -                  -                -                   -               (300)
                                          --------------    ---------------    -------------    ----------------   -----------------
Balance at December 31, 2002
                                              1,000,000              1,000            3,588             (1,200)             (3,906)


Net Loss                                              -                  -                -                   -               (300)
                                          --------------    ---------------    -------------    ----------------   -----------------
Balance at December 31, 2003
                                              1,000,000              1,000            3,588             (1,200)             (4,206)

                                                                         )
Purchase and retire treasury stock             (800,000              (800)          (3,588)                   -           (145,612)

Net Loss                                              -                  -                -                   -           (109,500)
                                          --------------    ---------------    -------------    ----------------   -----------------
Balance at December 31, 2004
                                                200,000                200                -             (1,200)           (259,318)


Conversion of note to stock                   5,000,000              5,000          245,000                   -                   -

Stock grants                                  5,200,000              5,200                -                   -

Exercise of stock options                     1,200,000              1,200           10,800                   -
Stock issued for services                       200,000                200           99,800
Stock issued for mine purchase                  157,020                157           78,353

Sale of stock                                   554,000                554          280,446                   -                   -

Net Loss                                                                                                                  (599,112)
                                          --------------    ---------------    -------------    ----------------   -----------------
Balance at June 30, 2005                     12,511,020          $  12,511        $ 714,399         $   (1,200)       $   (858,430)
                                          ==============    ===============    =============    ================   =================

The accompanying notes are an integral part of these financial statements.

                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                   Cumulative since
                                                                       For the six months ended                    October 20, 1999
                                                                               June 30,                              inception of
                                                              --------------------------------------------
                                                                     2005                     2004                 development stage
                                                              --------------------     -------------------     ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                            $   (599,112)             $     (300)          $      (712,818)
Adjustments to reconcile net income to net cash
provided by operating activities:

Stock issued for services                                                 105,200                       -                   105,200
Noncash interest expense - long term debt                                 234,289                                           234,289

Incease in receivables                                                   (18,105)                                          (18,105)

Increase in prepaids and deposits                                        (65,907)                       -                  (65,907)

Increase in accounts payable and accrued liabilities                      176,172                     300                   186,290
                                                              --------------------     -------------------     ---------------------


Net Cash Used in operating activities                                   (167,463)                       -                 (271,051)
                                                              --------------------     -------------------     ---------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Acquisition of property and equipment                                 (1,996,606)                                       (1,996,606)
                                                              --------------------     -------------------     ---------------------

Net cash provided by investing activities                             (1,996,606)                       -               (1,996,606)
                                                              --------------------     -------------------     ---------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds from notes payable                                             2,150,000                                         2,400,000

Purchase and cancel treasury stock                                              -                       -                 (150,000)

Capital contributed by shareholder                                              -                       -                     3,588

Proceeds from exercise of stock options                                    12,000                       -                    12,000

Proceeds from sale of common stock                                        281,000                       -                   281,000
                                                              --------------------     -------------------     ---------------------

Net Cash Provided by Financing Activities                               2,443,000                       -                 2,546,588
                                                              --------------------     -------------------     ---------------------



Net (Decrease) Increase in Cash and Cash Equivalents                      278,931                       -                   278,931
Cash and Cash Equivalents at Beginning of Period                                -                       -                         -
                                                              --------------------     -------------------     ---------------------

Cash and Cash Equivalents
at End of Period                                                     $    278,931                   $   -           $       278,931
                                                              ====================     ===================     =====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                    $   -                   $   -                    $    -
                                                              ====================     ===================     =====================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to equity                                  $     250,000                         $   -               $   250,000
                                                              ======================================================================
Stock issued for services                                     $     105,200                         $   -               $   105,200
                                                              ======================================================================
Stock issued for acquisition                                  $      78,510                         $   -               $    78,510
                                                              ======================================================================


The accompanying notes are an integral part of these financial statements.

                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005, AND 2004
                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

NATURE OF BUSINESS

Bronco Energy Fund is a Business Development Company pursuant to Sections 55 through 65 of the Investment Company Act of 1940. Bronco Energy has been in the developmental stage since inception and its operations to date have been limited to organizational matters, issuing shares and making an initial acquisition.

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

The cost of Columbia was $16,300,632, for which the sellers took back a note for $15, 203,647 with payments of $4,264,297, $5,906,231 and $4,144,726, respectively due on the 2nd, 3rd and 4th anniversaries of the purchase, plus interest imputed at 8% per annum are due. The Company has secured a $3,000,000 line of credit, of which $900,000 was applied to the purchase down payment, an additional $900,000 was paid to the sellers in June and $350,000 has been drawn and used for operations. The balance will be drawn over the next 2 months to fund some of the engineering and environmental studies, licensing and improvement costs necessary put the mine in operating condition. The line of credit bears interest at a rate of 8% per annum and is due April 21, 2006.

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

Bronco is attempting to locate and negotiate for the acquisition of and/or investment in other companies or operations in the energy business.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $599,112 and $517,724 for the six months and three months ended June 30, 2005 and $109,500, $300 and $300 for the year ended December 31, 2004, 2003 and 2002 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding investment and/or acquisition candidates and the pursuit of business opportunities.

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

                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005, AND 2004
                                   (UNAUDITED)
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (CONTINUED)

NATURE OF BUSINESS (CONTINUED)

The Company has no products or services as of June 30, 2005. The Company was originally organized as a vehicle to seek merger or acquisition candidates. The Company intended to acquire interests in various business opportunities, which in the opinion of management would provide a profit to the Company. On December 16, 2004 the Company filed a notification under Form N54a with the United States Securities and Exchange Commission ("SEC") indicating its election to be regulated as a business development company ("a BDC") under the Investment Company Act of 1940.

ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated under the laws of the State of Nevada on June 19, 1997. The Company ceased all operating activities during the period from June 19, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage.

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

COLUMBIA MINE

The Company acquired the Columbia Mine on April 21, 2005 for a combination of cash and loans from both third parties and the sellers. At June 30, 2005 the Company had the following assets:

         Land                                        $      491,777
         Development costs                                   65,823
         Coal Reserves                                   15,810,708
                                                      -------------
             Total                                      $16,368,308
                                                       ============

THE MINE IS NOT IN OPERATION AND IS BEING PREPARED FOR OPERATIONS IN 2006. THE COST OF PERMITTING AND DEVELOPING THE MINE IS BEING CAPITALIZED AND WILL BE AMORTIZED OVER THE LIFE OF THE MINE AND ITS RESERVES. THE COMPANY HAS NOT DEPRECIATED OR AMORTIZED ANY OF COSTS.

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

                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005, AND 2004
                                   (UNAUDITED)
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

LOSS PER SHARE

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                               Income/(Loss)           Shares           Per Share
                                              ----------------    ------------------
                                                (Numerator)          (Denominator)        Amount
                                                                                        -----------
BASIC LOSS PER SHARE
Three months ended June 30, 2005              $(517,724)           12,311,445           $ (0.04)
                                              ================    ==================    ===========
Six months ended June 30, 2005                $(599,217)            8,734,263           $ (0.06)
                                              ================    ==================    ===========

Three months ended June 30, 2004              $  -                  1,000,000           $  -
                                              ================    ==================    ===========
Six months ended June 30, 2004                $    (300)            1,000,000           $ (0.00)
                                              ================    ==================    ===========

The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2005 and 2004 and are thus not considered. At June 30, 2005 there are 4,000,000 outstanding common stock equivalents. At June 30, 2004 there are no common stock equivalents outstanding.

NOTE 3 - INCOME TAXES

As of June 30, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $712,818 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

The Company is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material operating assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its operating expenses.

NOTE 5 - COMMITMENTS

Commencing on January 1, 2005, the Company entered into employment agreements with Dan Baker, Jim Marshall and Kevin Sherlock, the President, Treasurer and Secretary, in the amounts of $60,000 $36,000 and $36,000, respectively. The officer salaries are contingent on the Company having the cash flow and/or cash reserves to meet the Company's operating expenses.

                            BRONCO ENERGY FUND, INC.
                                AND SUBSIDIARIES
                (formerly known as Green Clover Luck Corporation)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005, AND 2004
                                   (UNAUDITED)
                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTION

The Company entered into a consulting contract with a major stockholder from consulting services in the amount of $100,000. The original amount was secured by a promissory note from the Company. The shareholder exchanged that note to 200,000 shares of restricted stock during the second quarter of 2005. The company recognized $100,000 of consulting expense during that period.

NOTE 7 - COMMON STOCK

During January and February, 2005 the Company issued 5,200,000 shares of common stock to officers and directors at the rate of $.001.

On February 8, 2005 notes payable in the amount of $250,000 were converted into 5,000,000 shares of common stock under the 1-E exemption.

On January 24, 2005, the Company filed an offering to sell common stock equal to $5,000,000 under Regulation E promulgated under the Securities Act of 1933 at prices between $.05 and $5.00 per share. The offering became effective on February 8, 2005. As of June 30, 2005 the Company had sold 911,020 shares. Subsequent to June 30, 2005 the Company closed the offering by filing a form 2-E with the Commission.

During January and February the Company granted 5,200,000 stock options to Board of Directors exercisable at $.01. On April 15, 2005 a note payable in the amount of $100,000 was converted into 200,000 shares of restricted common stock at the rate of $.50.
During the first six months of 2005, director's options for 1,200,000 common shares were exercised at $.01


NOTE 8 - SUBSEQUENT EVENT

Subsequent to June 30, 2005, the Company entered into a definitive agreement for the acquisition of an operation coal mine in Hazleton, Indiana. The purchase is scheduled to close by September 15, 2005. The mine produces number 7 seam compliant coal. The company intends to operate the mine and expand production.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THREE-MONTH PERIOD ENDED JUNE 30, 2005 AS COMPARED TO THE SIMILAR PERIOD IN 2004

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

At June 30, 2005, the Company held $16,741,549 in assets as compared to $0 in assets at December 31, 2004.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In order to raise capital, the Company, on January 24, 2005, filed a Form 1-E with the SEC, proposing to sell up to $5,000,000 of its common stock at prices between $0.05 and $5.00. Pursuant to the 1-E exemption, the Company, through June 30, 2005, converted outstanding promissory notes in the amount of $250,000 for 5,000,000 shares of common stock at the price of $0.05, and sold a total of 711,020 shares of common stock at the price of $0.50 to 30 purchasers.

In summary, there has been an absence of liquidity and capital resources to operate the Company self-sufficiently. Such inadequacy will continue until the Company is able to raise additional funds, or by securing funding partners.

The Company believes that its liquidity and capital resources are adequate to satisfy its current operational needs.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

For the six months ended June 30, 2005, the Company had $105 of interest income, and operating expenses of $599,217 resulting in a net loss of $(599,112). For the six months ended June 30, 2004, the Company had no investment income, and operating expenses of $300, resulting in a net loss of ($300). The increase in expenses for the six months ended June 30, 2005 over the same period in 2004 resulted from the Company commencing its primary operations. The expenses consist of consulting expenses in the amount of $162,028 and general and administrative expense of $183,467 and interest expense of $253,722. The general and administrative expense consisted primarily of accrued wages, director fees and expense, and general business expenses.

NET ASSETS

The Company's net assets (liabilities) were $(132,720), excess of liabilities over net assets, or a net liability value per share of $(0.011) at June 30, 2005. This represents a change from net assets of $0, at December 31, 2004. This decrease in net asset (liability) value per share resulted primarily from the proceeds of the sale of stock pursuant to the Company's 1-E offering exemption offset by operating costs during the period.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's Valuation and Audit Committees, consisting of the independent Directors of the Company, will make certain critical accounting estimates with respect to the valuation of private portfolio investments. As the Company has only commenced limited investing activities, the Company has no portfolio investments at June 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

EQUITY PRICE RISK

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, which are not publicly traded. These investments would be recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities would not be subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Thus, there is no exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices. At June 30, 2005, the Company held no publicly traded equity securities.

ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2005 (the end of the period covered by this report), the Company's principal executive officers and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

(b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company's last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A wholly owned subsidiary of the Company, C&P Coal Corporation, a Utah corporation, is the plaintiff in an action in Federal Court in Utah against Consolidation Coal Company, CNX Land Resources, Inc. and their parent corporation, CONSOL Energy, Inc. C&P Coal has alleged, among other things, that the defendants breached a contract, breached covenants of good faith and fair dealing, were unjustly enriched and tortuous interfered with Plaintiff's contractual interests. In the opinion of management, any potential liability resulting from this pending lawsuit will not materially affect its financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

                                 USE OF PROCEEDS

During the six months ended June 30, 2005, we received a total of $527,157 in proceeds from the sale of shares of commons stock being offered by the Company pursuant to the Form 1-E filed January 24, 2005 with the SEC, proposing to sell up to $5,000,000 of its common stock at prices between $0.05 and $5.00. Pursuant to the 1-E exemption, the Company, through June 30, 2005, converted outstanding promissory notes in the amount of $250,000 for 5,000,000 shares of common stock at the price of $0.05. Additionally, the Company sold a total of 554,000 shares of common stock at the price of $0.50 to 27 purchasers, netting the Company $281,000. The directors also exercised options to purchase 1,200,000 shares of common stock for an exercise price of $12,000. We used the net proceeds from this offering as follows:



Retirement of debt                                               $250,000
Deposits on Columbia Mine Purchase and other deposits              54,657
Operating and administrative expenses                             222,500
29,343
                                                                ---------
                                                                 $527,157
                                                                 ========

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS. (b) Robert Hipple resigned from the Board of Directors on August 3, 2005 and George Gregor resigned from the Board of Directors effecetive on August 15, 2005.

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

31.2 Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(B) REPORTS ON FORM 8-K.

(1) On May 4, 2005, the Company filed a Current Report on Form 8-K to report under Item 4.01 that Robison, Hill & Co had resigned as the Company's certifying accountant, and that Epstein, Weber & Conover, P.L.C. was appointed the Company's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BRONCO ENERGY FUND, INC.





DATE: AUGUST 15, 2005        BY:  /S/ DAN BAKER
                             ---------------------------------------------------
                              DAN BAKER
                              CHIEF EXECUTIVE OFFICER/PRINCIPAL EXECUTIVE
                                OFFICER

DATE: AUGUST 15, 2005        BY:   /S/ JAMES MARSHALL
                             ---------------------------------------------------
                              JAMES MARSHALL
                              CHIEF FINANCIAL OFFICER/PRINCIPAL FINANCIAL
                                OFFICER