Form 10-Q/A
period 2005-03-31
BRONCO ENERGY FUND, INC.
filed 2005-11-15
CIK 1105301

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the transition period from                      to
                                          --------------------    --------------

                        Commission file number 000-29541

                            BRONCO ENERGY FUND, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               NEVADA                                     86-0972709
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

      2920 N. SWAN ROAD, SUITE 206, TUCSON, AZ                            85712
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

      Bronco Energy Fund is hereby restating its financial statements for the quarter ended March 31, 2005 to conform to the presentation required (Article 6 of Regulation SX ) of a Business Development Company regulated under the Investment Act of 1940. Additionally, the financials also take into account the cancellation of officer and director shares that might not have complied with the provisions of the Investment Company Act in that the shares were issued without a shareholder vote of approval, and in an amount greater than 20 per centum of the then outstanding voting securities. In order to address this issue, the Company rescinded the transactions and canceled the issuances.

             INDEX                                                                                 PAGE NO.

PART I.      FINANCIAL INFORMATION


   Item 1.   Financial Statements                                                                            1

             Portfolio of Investments as of March 31, 2005 and December 31, 2004                             1

             Statements of Assets and Liabilities at March 31, 2005 and December 31, 2004                    3

             Statements of Operations for the three-month periods ended March 31, 2005 and
                March 31, 2004                                                                               4

             Statements of Changes in Net Assets for the three-month periods ended March 31,
                2005 and March 31, 2004                                                                      5

             Statements of Cash Flows for the three-month periods ended March 31, 2005 and
                March 31, 2004                                                                               6

               Financial Highlights                                                                          7

             Notes to Financial Statements                                                                   8

             Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                                  12


   Item 2.   Quantitative and Qualitative Disclosures about Market Risk                                     13


   Item 3.   Controls and Procedures                                                                        13

   Item 4.   Other Information                                                                              13

PART II.

   Item 1.   Legal Proceedings                                                                              13

   Item 2.   Changes in Securities and Use of Proceeds                                                      14

   Item 3.   Defaults Upon Senior Securities                                                                14

   Item 4.   Submission of Matters to a Vote of Security Holders                                            14

   Item 5.   Other Information                                                                              14

   Item 6.   Exhibits and Reports on Form 8-K                                                               15

PART I. FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS (UNAUDITED)

                                                                                 MARCH 31, 2005
                                                                        ----------------------------------
                                                                              VALUE            PERCENT OF
                                                                                                  NET
                                                                                                 ASSETS
                                                                        -------------------    -----------
   PORTFOLIO STRUCTURE
          SHORT-TERM INVESTMENTS:
               None                                                     $                0              0  %

          PRIVATE COMPANIES                                                              0              0  %
          PUBLIC COMPANIES                                                               0              0  %
          PRIVATE INVESTMENT FUNDS
                                                                                    14,647             32  %
                                                                        -------------------    -----------
                             TOTAL INVESTMENTS                                      14,647             32  %
                 OTHER ASSETS & LIABILITIES (NET)                                 (60,653)          (132)  %
                                                                        -------------------    -----------
                                 NET ASSETS                             $         (46,006)            100  %
                                                                        ===================    ===========

 BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS

                                                                             DECEMBER 31, 2004
                                                                     ----------------------------------
                                                                           VALUE             PERCENT OF
                                                                                                NET
                                                                                              ASSETS
                                                                     -------------------     ----------
   PORTFOLIO STRUCTURE
          SHORT-TERM INVESTMENTS:
                  None                                               $                0              0  %
                                                                                      0              0  %
          PRIVATE COMPANIES                                                           0              0  %
          PUBLIC COMPANIES                                                            0              0  %
          PRIVATE INVESTMENT FUNDS                                                    0              0  %

                                                                        -------------------    -----------
          TOTAL INVESTMENTS                                                           0              0  %
               OTHER ASSETS & LIABILITIES (NET)                               (260,318)            100  %
                                                                        -------------------    -----------
          NET ASSETS                                                 $        (260,318)            100  %
                                                                        ===================    ===========

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS MARCH 31, 2005 (UNAUDITED)


        PRINCIPAL                                                                          ACQUISITION            VALUE
      AMOUNT/SHARES                                                                          DATE ##            (NOTE 1)
      -------------                                                                          -------            --------

                                                                                                            ------------------
       PRIVATE COMPANIES *, @  -- 32%
           COMMON STOCKS -- 100%
       ENERGY COMPANIES -- 100%
             1,000             Bronco Coal Company (Utah)                                     02/05         $          14,467
             1,000             Bronco Coal Co. (Arizona)                                      02/05                        60
             1,000             Bronco Emerging Technologies, Co. (Arizona)                    02/05                        60
             1,000             Bronco Green Power Co. (Arizona)                               02/05                        60
                                                                                                            ------------------

                               TOTAL -- PRIVATE COMPANIES (Cost $19,647)                                                14,647
                                                                                                            ------------------

                               TOTAL INVESTMENTS (Cost $225) -- 44%                                                     14,647

                               OTHER ASSETS & LIABILITIES (NET) -- 56%                                                (60,653)
                                                                                                            ------------------

                               NET ASSETS -- 100.00%                                                         $        (46,006)

                                                                                                            ==================



* Non-income producing securities only.
@ At March 31, 2005 the Company owned 25% or more of each of the private company's outstanding common stock thereby making each a controlled affiliate as defined by the Investment Company Act of 1940. Total market value of controlled affiliated securities owned at March 31, 2005 was $14,647.

                 Notes to Financial Statements are an integral part of these Financial Statements.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF ASSETS AND LIABILITIES


                                                                            MARCH 31,                  DECEMBER 31,
                                                                              2005                         2004
                                                                           (UNAUDITED)
                                                                       --------------------         -------------------
   ASSETS:
          Controlled Affiliated Issuers at value (Cost $19,647
            and $0, respectively)                                      $            14,647           $               -

                                                                       --------------------         -------------------
          Cash and cash equivalents                                                                                --
                                                                                    23,284
          Prepaid expenses and other assets
                                                                                     5,000
                                                                       --------------------         -------------------
               TOTAL ASSETS                                            $
                                                                                    42,931                           -
                                                                       --------------------         -------------------
   LIABILITIES:
          Management fees payable (Note 2)
                                                                                    33,000
          Board of Managers' fees payable (Note 2)
                                                                                    11,000
                Payable for stock redeemed
                                                                                     9,000
          Other payables
                                                                                    35,937                     260,318
                                                                       --------------------         -------------------
               TOTAL LIABILITIES
                                                                                    88,937                     260,318
                                                                       --------------------         -------------------
   NET ASSETS                                                          $                             $
                                                                                  (46,006)                   (260,318)
                                                                       ====================         ===================
   NET ASSETS CONSIST OF:
          Paid-in capital, 5,276,000 shares outstanding
                                                                       $           288,200           $             200
          Accumulated deficit
                                                                                   (1,200)                     (1,200)
          Accumulated deficit during development stage
                                                                                 (327,006)                   (259,318)

                    Unrealized depreciation on investments                         (5,000)                           -
                                                                       --------------------         -------------------
   TOTAL NET ASSETS                                                    $                             $
                                                                                  (46,006)                   (260,318)
                                                                       --------------------         -------------------
   Shares Outstanding (100,000,000 of $0.0011 par value common
stock authorized)                                                                5,276,000                     200,000

   NET ASSET VALUE PER SHARE                                           $                             $
                                                                                  (0.0087)                    (1.3016)
                                                                       ====================         ===================


                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        3

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                  CUMULATIVE
                                                                                                    SINCE
                                                                                                 OCTOBER 20,
                                                                                                     1999
                                                                 THREE MONTHS ENDED              INCEPTION OF
                                                                      MARCH 31,                  DEVELOPMENT
                                                          --------------- -- ---------------
                                                               2005               2004              STAGE
                                                          ---------------    ---------------    ---------------
   INVESTMENT INCOME:
   Interest income                                         $           -      $           -    $             -
   Dividend income                                                     -                  -                  -
                                                          ---------------    ---------------    ---------------
          TOTAL INCOME                                                 -                  -                  -
                                                          ---------------    ---------------    ---------------
   EXPENSES:
   Management fees (Note 2)                                       33,000                                33,000
   Administration fees (Note 2)                                    8,745                300             22,451
   Professional fees                                               9,966                               109,966
   Board of Managers' fees (Note 2)                               16,977                                16,977
                                                          ---------------    ---------------    ---------------
          TOTAL EXPENSES                                          68,688                300            182,394
                                                          ---------------    ---------------    ---------------

   NET INVESTMENT LOSS                                           (68,688)              (300)          (182,394)
                                                          ---------------    ---------------    ---------------

   NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS         (5,000)                  -              (5,000)
                                                          ---------------    ---------------    ---------------
   NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS                                            $    (73,688)      $       (300)      $     (187,394)
                                                          ===============    ===============    ===============

                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        4

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                        ------------------ --- ---------------
                                                                              2005                  2004
                                                                        ------------------     ---------------
   OPERATIONS:
          Net investment loss                                           $        (68,688)       $           -
          Net realized and unrealized gain (loss) on investment
transactions                                                                      (5,000)                   -
                                                                        ------------------     ---------------
               Total from investment operations                                  (73,688)                   -

   SHAREHOLDER ACTIVITY:
          Stock sales and conversion                                             288,000               (300)
                                                                        ------------------     ---------------
   NET ASSET VALUE, END OF PERIOD                                                214,312               (300)

   NET ASSETS:
           Beginning of Period                                                  (260,318)               (818)
                                                                        ------------------     ---------------
           End of Period
                                                                        $        (46,006)       $     (1,118)
                                                                        ==================     ===============

                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        5

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                                    CUMULATIVE
                                                                                                                      SINCE
                                                                                                                   OCTOBER 20,
                                                                                                                       1999
                                                                                 THREE MONTHS ENDED                INCEPTION OF
                                                                                     MARCH 31,                     DEVELOPMENT
                                                                       ------------------ --- ----------------
                                                                             2005                  2004               STAGE
                                                                       ------------------     ----------------    ---------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
          Net increase (decrease) in net assets resulting from
operations                                                             $         (73,688)     $          (300)    $     (187,394)

          Adjustments to reconcile net increase (decrease) in net
assets from operations to net cash provided by operating activities:
          Purchase of investments
                                                                                (19,647)                    -            (19,647)
          Net realized loss on investments                                        5,000                    -              5,000
          Increase in prepaid expenses                                           (5,000)                    -            (5,000)
          Increase (Decrease) in management fee payable                          33,000                    -             33,000
          Increase in Board of Managers' fees payable                            11,000                    -             11,000
          Increase in other expenses payable                                     25,619                  300             35,937
                                                                       ------------------     ----------------    ---------------

               Net cash provided by (used by) operating activities              (23,716)                    -          (127,104)
                                                                       ------------------     ----------------    ---------------

CASH FLOW FROM FINANCING ACTIVITIES
                 Sale of stock                                                   38,000                                 141,388
                       Proceeds from stock sales redeemed                         9,000                                   9,000
                                                                       ------------------     ----------------    ---------------

                          Net cash provided by financing activities              47,000                    -            150,388
                                                                       ------------------     ----------------    ---------------
               Net change in cash                                                23,284                    -             23,284
                                                                       ------------------     ----------------    ---------------

                       CASH AT BEGINNING OF PERIOD                                    -                    -                  -
                                                                       ------------------     ----------------    ---------------
                       CASH AT END OF PERIOD                           $           23,284     $             -     $        23,284
                                                                       ==================     ================    ===============

                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        6

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
FINANCIAL HIGHLIGHTS (UNAUDITED)

PER UNIT OPERATING PERFORMANCE: (1)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                   ------------------ ---- --------------
                                                                         2005                  2004
                                                                   ------------------      --------------

   NET ASSET VALUE, BEGINNING OF PERIOD                            $            0.01        $     (0.01)
   INCOME FROM INVESTMENT OPERATIONS:

          Net investment loss                                                      -                   -
          Net realized and unrealized gain (loss) on
investment transactions                                                       (0.00)                   -
                                                                   ------------------      --------------
               Total from investment operations                                0.00                   -

          Net decrease in net assets resulting from
operations                                                                    (0.01)              (0.00)
                                                                   ------------------      --------------
   NET ASSET VALUE, END OF PERIOD
                                                                   $          (0.01)        $     (0.01)
                                                                   ==================      ==============
   TOTAL NET ASSET VALUE RETURN (3), (4)                                      (0.01)  %           (0.00)  %

   RATIOS AND SUPPLEMENTAL DATA:
          Net assets, end of period                                $        (46,006)        $    (1,118)
          Ratios to average net assets: (2)
               Net expenses                                                    0.05   %            0.01  %
               Net investment loss                                            (0.00)  %               -  %
          Portfolio Turnover Rate (3)                                             -   %               -  %

(1) Selected data for a share of common stock  outstanding  through each period.
(2) Annualized.
(3)  Not annualized.
(4) Total investment return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's units were issued in a private placement and are not traded. Therefore the market value total investment return is not presented.

                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        7

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2005 (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

On December 21, 2004 the Company filed a Form N-54A, Notification with the Securities and Exchange Commission electing to become a Business Development Company pursuant to Sections 55 through 65 of the Investment Company Act of 1940. On May 23, 2005, the Board unanimously approved a proposal to withdraw the Company's election to be treated as a BDC as soon as practicable, so that it might again conduct business as a regular public company rather than as a BDC subject to the Investment Company Act.

Bronco has been in the developmental stage since inception and its operations through March 31, 2005 have been limited to issuing shares, investigating investment opportunities, and other organizational matters.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $187,394 for the three months ended March 31, 2005 and $109,500, $300 and $300 for the year ended December 31, 2004, 2003 and 2002 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

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

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2005 (UNAUDITED)
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (CONTINUED)

                               NATURE OF BUSINESS

The Company was originally organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management would provide a profit to the Company. In December, 2004 the Company filed a notification under Form N54a with the United States Securities and Exchange Commission ("SEC") indicating its election to be regulated as a Business Development Company ("a BDC") under the Investment Company Act of 1940. In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company. On May 23, 2005, the Board unanimously approved a proposal to withdraw the Company's election to be treated as a BDC as soon as practicable, so that it might again conduct business as a regular public company rather than as a BDC subject to the Investment Company Act. To accomplish this, the Company is filing the necessary documents with the Securities and Exchange Commission.


                     ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated under the laws of the State of Nevada on June 19, 1997. The Company ceased all operating activities during the period from June 19, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has recently commenced planned principal operations.

Certain amounts have been reclassified from the December 31, 2004 audited financial statements to comply with the Investment Company Act format of presentation.

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

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2005 (UNAUDITED)
                                   (Continued)

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

NOTE 4 - DEVELOPMENT STAGE COMPANY

The Company has recently begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2005 (UNAUDITED)
                                   (Continued)

NOTE 6 - COMMON STOCK

At December 31, 2004 there were 200,000 shares outstanding. On February 8, 2005 notes payable in the amount of $250,000 were converted into 5,000,000 shares of common stock.

On January 24, 2005, the Company filed a Form 1-E proposing to sell common stock totaling no more than $5,000,000 under Regulation E promulgated under the Securities Act of 1933 at prices between $.05 and $5.00 per share. The offering became effective on February 8, 2005. As of March 31, 2005 the Company had sold 76,000 shares at $.50 per share.

The Company and its officers and directors have rescinded stock grants and options granted during 2005 and have returned and cancelled those shares in conformity with the requirements of the Investment Company Act of 1940.

NOTE 7 - SUBSEQUENT EVENTS

On April 21, 2005, Bronco Coal Company of Utah, a wholly owned private company, purchased the Columbia Coal Mine ("Columbia") located in Books Cliff, near Price Utah. The mine has been out of operation since 1966 and will require significant renovation and improvement to meet current standards and achieve operating efficiency. The Company does not expect significant production operations at the mine until the second quarter of 2006 at the earliest.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THREE-MONTH PERIOD ENDED MARCH 31, 2005 AS COMPARED TO THE SIMILAR PERIOD IN 2004

LIQUIDITY AND CAPITAL RESOURCES

Through March 31, 2005, we have conducted limited operations to date. At March 31, 2005, the Company held $42,931 in assets as compared to $0 in assets at December 31, 2004.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In order to raise capital, the Company, on January 24, 2005, filed a Form 1-E with the SEC, proposing to sell up to $5,000,000 of its common stock at prices between $0.05 and $5.00. The Company, through March 31, 2005, sold a total of 76,000 shares of common stock at the price of $0.50 to 14 purchasers.

Through March 31, 2005, the Company converted preexisting outstanding promissory notes in the amount of $250,000 for 5,000,000 shares of common stock at the price of $0.05.

In summary, there has been an absence of liquidity and capital resources to operate the Company self-sufficiently. Such inadequacy will continue until the Company is able to raise additional funds.

The Company believes that its liquidity and capital resources are adequate to satisfy its current operational needs as well as its investment objectives.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

For the three months ended March 31, 2005, the Company had no investment income, and operating expenses of $68,688 and an unrealized loss on investments of $5,000, resulting in a net loss of ($73,688). For the three months ended March 31, 2004, the Company had no investment income, and operating expenses of $300, resulting in a net loss of ($300). The increase in expenses for the three months ended March 31, 2005 over the same period in 2004 resulted from the Company commencing its primary operations. The expenses consist of professional fees in the amount of $9,966, administrative expense of $8,874, management fees of $33,000 and Board fees and costs of $16,977.

NET ASSETS

The Company's negative net assets were $(46,006) or a net asset value per share of $(0.0087) at March 31, 2005. This represents a slight increase from negative net assets of $(1.3016) at December 31, 2004. This increase in net asset value per share resulted primarily from the proceeds of the sale of stock pursuant to the Company's 1-E offering exemption and conversion of debt to equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

EQUITY PRICE RISK

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, which are not publicly traded. These investments would be recorded at fair value as determined by the Investment Committee in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities would not be subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Thus, there is no exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices. At March 31, 2005, the Company held no publicly traded equity securities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
      None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.


                              CHANGES IN SECURITIES

On January 4, 2005, the Company authorized the issuance of a total of 4,300,000 shares of common stock to a total of nine directors for services rendered. Also on January 4, 2005, the Company authorized the issuance of options for a total of 4,300,000 shares of common stock, exercisable at $0.01 per share, to a total of nine directors. On February 9, 2005, the Company authorized the issuance of options for a total of 900,000 shares of common stock, exercisable at $0.01 per share to three directors. Also on February 9, 2004, the Company authorized the issuance of a total of 900,000 shares of common stock to three directors for services rendered. During the first half of 2005, four directors exercised their options for 300,000 shares each at $0.01 per share. These shares and options were issued after the Company elected to be regulated as a BDC. After a review of these transactions, the Board became concerned that the issuances of stock and options to officers and directors, and the subsequent option exercises which occurred in 2005, might not have complied with the provisions of the Investment Company Act in that the options were issued without a shareholder vote of approval and in an amount greater than 20 per centum of the then outstanding voting securities. In order to address this issue, the Company requested the recipients return and cancel all the above stock and options issued in 2005 after the Company elected to be regulated as a BDC. The recipients have agreed with that request, and all such stock and option issuances have been rescinded.

Prior to becoming a BDC, the Company entered into a consulting agreement with 3D Intel, Inc. 3D Intel, Inc., located in Austin, Texas, is controlled by its president, Alan Lomax. The consulting agreement provided for 3D Intel to advise and assist Bronco Energy Fund in the general administrative function of managing the document process in electing to become a Business Development Company regulated under the Investment Company Act of 1940. The consulting work was completed and the contract was memorialized on December 21, 2004. Thereafter, the Company filed its election to be treated as a BDC. The contract required payment of $100,000, as consideration for the consulting services rendered. This obligation was evidenced by a promissory note which was issued effective December 21, 2004, in the amount of $100,000. The note by its terms was convertible into common stock of the Company at the rate of $0.05 per share, for a total of 2,000,000 shares. On February 8, 2005, 3D converted the note into 2,000,000 shares of the Company's common stock.

Prior to becoming a Business Development Company, Bronco Energy Fund issued, on December 16, 2004, a promissory note in the amount of $150,000 to its then president, Daniel Hodges, in return for Mr. Hodges tendering his resignation effective December 16, 2004, and for him returning for cancellation his 800,000 shares of common stock of the Company, then representing 80% control of the Company. The terms of the note provided Mr. Hodges with the option to convert the note into common stock in the event that the Company filed a Form 1-E. On January 24, 2005, the Company did file a Form 1-E. Mr. Hodges assigned the note to his children's trust investment arm, Joshua & Grace Investments, LLC, which subsequently converted the note on February 8, 2005, at the rate of $0.05 per share, resulting in 3,000,000 shares being issued to said trust, then representing approximately 57% of the Company's outstanding common stock of the issuance.
                                 USE OF PROCEEDS

      During the three months ended March 31, 2005, we received a total of $38,000 in proceeds from the sale of shares of commons stock being offered by the Company pursuant to the Form 1-E filed January 24, 2005 with the SEC, proposing to sell up to $5,000,000 of its common stock at prices between $0.05 and $5.00. Pursuant to the 1-E exemption, the Company sold a total of 76,000 shares of common stock at the price of $0.50 to 14 purchasers, netting the Company $38,000.

      The net proceeds were used as follows:

      Investments in private companies                                 $   9,716
      Other deposits                                                       5,000
      Working capital (cash)                                              23,284
                                                                        --------
                                                                       $  38,000

Directors of the Company have loaned $9,000 to the Company through March 31, 2005.

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

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K.

(1) On February 10, 2005, the Company filed a Current Report on Form 8-K to report under Item 5.02 appointment of additional Directors.

(2) On February 14, 2005, the Company filed a Current Report on Form 8-K to report under Item 5.02 appointment of additional Directors.

(3) On May 5, 2005, the Company filed a Current Report on Form 8-K to report under Item 4.01 that Robison, Hill & Co had resigned as the Company's certifying accountant, and that Epstein, Weber & Conover, P.L.C. was appointed the Company's certifying accountant.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BRONCO ENERGY FUND, INC.


Date: November 14, 2005              By:    /s/ Dan Baker
                                         ---------------------------
                                          Dan Baker
                                          Chief Executive Officer


Date: November 14, 2005              By:    /s/ James Marshall
                                         ---------------------------
                                          James Marshall
                                          Treasurer
                                          (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        SIGNATURE              TITLE                          DATE
        ---------              -----                          ----

/s/ DANIEL BAKER        Chief Executive Officer                November 14, 2005
----------------        (principal executive officer) and
Daniel Baker            Director

/s/ JAMES MARSHALL      Chief Financial Officer and Treasurer  November 14, 2005
----------------        (principal financial and accounting
James Marshall          officer) and Director

/s/ DANIEL HODGES       Chairman of the Board                  November 14, 2005
----------------
Daniel Hodges

/s/ STANLEY HIRSCHMAN   Director and member of audit committee November 14, 2005
----------------
Stanley Hirschman

/s/ PHIL PEARCE         Director and member of audit committee November 14, 2005
----------------
Phil Pearce