Form 10-Q/A
period 2005-06-30
BRONCO ENERGY FUND, INC.
filed 2005-11-15
CIK 1105301

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


             INDEX                                                                                 PAGE NO.
             -----                                                                                 --------
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements                                                                            1

             Portfolio of Investments as of June 30, 2005 and December 31, 2004                              1

             Statements of Assets and Liabilities at June 30, 2005 and December 31, 2004                     3

             Statements of Operations for the six month and three-month periods ended June
                30, 2005 and June 30, 2004                                                                   4

             Statements of Changes in Net Assets for the six-month periods ended June 30,
                2005 and June 30, 2004                                                                       5

             Statements of Cash Flows for the three-month periods ended June 30, 2005 and
                June 30, 2004                                                                                6

               Financial Highlights                                                                          7

             Notes to Financial Statements                                                                   8

 Item 2
             Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                                  13

             Quantitative and Qualitative Disclosures about Market Risk                                     14

   Item 3.   Controls and Procedures                                                                        14


PART II.     Other Information

   Item 1.   Legal Proceedings                                                                              14

   Item 2.   Changes in Securities and Use of Proceeds                                                      15

   Item 3.   Defaults Upon Senior Securities                                                                15

   Item 4.   Submission of Matters to a Vote of Security Holders                                            15

   Item 5.   Other Information                                                                              15

   Item 6.   Exhibits and Reports on Form 8-K                                                               16

PART I. FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS (UNAUDITED)

                                                             JUNE 30, 2005
                                                             ------------------------------------
                                                                   VALUE             PERCENT OF
                                                                                        NET
                                                                                      ASSETS
                                                            --------------------     ----------
   PORTFOLIO STRUCTURE
          SHORT-TERM INVESTMENTS:
               None                                         $                 -              -  %

          PRIVATE COMPANIES                                              92,454            235  %
          PUBLIC COMPANIES                                                    -              -  %
          PRIVATE UNVESTMENT FUNDS                                            -              -  %
                                                            --------------------     ----------
          TOTAL INVESTMENTS                                                                     %
                                                                         92,454            235

               OTHER ASSETS & LIABILITIES (NET)                        (131,844)          (335)  %
                                                            --------------------     ----------
          NET ASSETS                                        $           (39,391)            100  %
                                                            ====================     ==========


 BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS

                                                                                    DECEMBER 31, 2004
                                                                        -------------------------------------------
                                                                                  VALUE                PERCENT OF
                                                                                                           NET
                                                                                                         ASSETS
                                                                        ---------------------------    ------------
   PORTFOLIO STRUCTURE
          SHORT-TERM INVESTMENTS:
                  None                                                  $                         -                - %

          PRIVATE COMPANIES                                                                       -                - %
          PUBLIC COMPANIES                                                                        -                - %
          PRIVATE INVESTMENT FUNDS                                                                -                - %
                                                                        ---------------------------    ------------
          TOTAL INVESTMENTS                                                                       -                - %
               OTHER ASSETS & LIABILITIES (NET)                                         (260,318)               100  %
                                                                        ---------------------------    ------------
          NET ASSETS                                                     $              (260,318)               100  %
                                                                        ===========================    ============

                Notes to Financial Statements are an integral part of these Financial Statements.
                                        1

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS JUNE 30, 2005 (UNAUDITED)

   PRINCIPAL                                                                    ACQUISITION             VALUE
 AMOUNT/SHARES                                                                   DATE ##              (NOTE 1)
 -------------                                                                   -------              --------
      PRIVATE COMPANIES *, @  -- 235%
          COMMON STOCKS -- 100%
      ENERGY COMPANIES -- 100%

          1,000      Bronco Coal Company (Utah)                                   02/05         $              37,238
          1,000      Bronco Coal Co. (Arizona)                                    02/05                             -
          1,000      Bronco Emerging Technologies, Co. (Arizona)                  02/05                             -
          1,000      Bronco Green Power Co. (Arizona)                             02/05                             -
          1,000      Bronco Hazelton Co (Indiana)                                 05/05                        55,216
          1,000      Bronco Petroleum Co. (Nevada)                                04/05                             -
                                                                                                ---------------------
          1,000      C&P Coal Corporation (Utah)                                  05/05                             -

                     TOTAL -- PRIVATE COMPANIES (Cost $174,165)                                                 92,454
                                                                                                ---------------------
                     TOTAL INVESTMENTS (Cost $174,165) -- 235%
                                                                                                               92,454
                     OTHER ASSETS & LIABILITIES (NET) -- (325)%
                                                                                                            (131,844)
                                                                                                ---------------------
                     NET ASSETS -- 100.00%                                                       $           (39,391)
                                                                                                =====================


* Non-income producing securities only.
@ At June 30, 2005 the Company owned 25% or more of each of the private company's outstanding common stock thereby making each a controlled affiliate as defined by the Investment Company Act of 1940. Total market value of controlled affiliated securities owned at June 30, 2005 was $92,454.

                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        2

 BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF ASSETS AND LIABILITIES

                                                                      JUNE 30,               DECEMBER 31,
                                                                        2005                     2004
                                                                    (UNAUDITED)
                                                                 ------------------         ---------------
   ASSETS:

             Controlled Affiliated Issuers at value (Cost
$248,675
           and $0, respectively)                                 $           92,454         $             -
                                                                 ------------------         ---------------
          Cash and cash equivalents                                          99,390                     --

                  Prepaid expenses and other assets                          11,250
                                                                 ------------------         ---------------
               TOTAL ASSETS                                      $
                                                                            203,093         $             -
                                                                 ------------------         ---------------
   LIABILITIES:
          Management fees payable (Note 2)                       $           60,000         $             -
          Board of Managers' fees payable (Note 2)                           29,481
          Payable for stock redeemed                                         90,510
          Other payables                                                     62,493                 260,318
                                                                 ------------------         ---------------
               TOTAL LIABILITIES
                                                                            242,484                 260,318
                                                                 ------------------         ---------------
   NET ASSETS                                                    $
                                                                           (39,391)         $     (260,318)
                                                                 ==================         ===============
   NET ASSETS CONSIST OF:
          Paid-in capital, 5,754,000 shares outstanding          $           527200         $           200
          Accumulated deficit                                               (1,200)                 (1,200)
          Accumulated Deficit during Development Stage                    (409,169)               (259,318)
          Unrealized depreciation on investments                          (156,222)                       -
                                                                 ------------------         ---------------
   TOTAL NET ASSETS                                              $
                                                                           (39,391)         $     (260,318)
                                                                 ==================         ===============
   Shares Outstanding (100,000,000 of $0.001 par value
common stock authorized)                                                  5,754,000                 200,000
                                                                 ==================         ===============
   NET ASSET VALUE PER SHARE                                     $          (0.0068)         $      (1.3016)
                                                                 ==================         ===============


                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        3

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                         CUMULATIVE
                                                                                                                             SINCE
                                                                                                                         OCTOBER 20,
                                                                                                                             1999
                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED              INCEPTION OF
                                                       JUNE 30,                               JUNE 30,                   DEVELOPMENT
                                           ----------------------------------    -----------------------------------
                                               2005                2004               2005                2004           STAGE
                                           --------------     ---------------    ----------------    ---------------    ------------
   INVESTMENT INCOME:

   Interest income                         $           -       $           -      $            -      $           -         $     -
   Dividend income                                     -                   -                   -                  -               -
                                           --------------     ---------------    ----------------    ---------------    ------------
          TOTAL INCOME
                                                       -                   -                   -                  -               -

                                           --------------     ---------------    ----------------    ---------------    ------------
   EXPENSES:

   Management fees (Note 2)                       35,318                   -              68,318                             68,318
   Administration fees (Note 2)                   31,641                   -              40,386                300          54,092
   Professional fees                               1,701                   -              11,667                            111,667
   Board of Managers' fees (Note 2)               12,504                   -              29,481                             29,481
                                           --------------     ---------------    ----------------    ---------------    ------------

          TOTAL EXPENSES                                                                                                    263,557
                                                  81,163                   -             149,851                300
   NET INVESTMENT LOSS
                                                (81,163)                   -           (149,851)              (300)       (263,557)

                                           --------------     ---------------    ----------------    ---------------    ------------

   NET REALIZED AND UNREALIZED GAIN (LOSS)
ON INVESTMENTS                                 (151,222)                   -           (156,222)                  -        (81,712)
                                           --------------     ---------------    ----------------    ---------------    ------------

   NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                  $   (232,385)      $            -     $     (306,073)     $        (300)     $ (345,269)
                                           ==============     ===============    ================    ===============    ============


                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        4

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                     ------------------     ---------------
                                                                           2005                  2004
   OPERATIONS:
          Net investment loss                                          $     (149,851)       $        (300)
          Net realized and unrealized gain (loss) on
investment transactions                                                      (156,222)                    -
                                                                     ------------------     ---------------
Net decrease in net assets resulting from operations                         (306,073)                (300)

   SHAREHOLDER ACTIVITY:
                 Stock sales and conversion                                   527,200                (300)
                                                                     ------------------     ---------------
   NET INCREASE IN ASSET VALUE                                                220,927                (300)

   NET ASSETS:
           Beginning of Period                                               (260,318)                (818)
                                                                     ------------------     ---------------
           End of Period                                               $       (39,391)       $      (1,118)
                                                                     ==================     ================


                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        5

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                                         CUMULATIVE
                                                                                                                          SINCE
                                                                                                                        OCTOBER 20,
                                                                                                                            1999
                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED    INCEPTION OF
                                                                        JUNE 30,                        JUNE 30,         DEVELOPMENT
                                                            --------------------------  -----------------------------
                                                               2005             2004         2005               2004          STAGE
                                                            -------------    ---------  ----------------    --------- --------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
          Net increase (decrease) in net assets resulting
from operations                                              $ (232,385)       $    -     $   (306,073)      $ (300)    $ (419,779)
          Adjustments to reconcile net increase
(decrease)  in net assets from  operations  to net cash
 provided by operating activities:
          Purchase of investments                              (229,028)            -         (248,675)            -      (248,675)
          Net unrealized loss on investments                     151,222            -           156,222            -        156,222
          Increase in prepaid expenses                           (6,250)            -          (11,250)            -       (11,250)
          Increase in management fee payable                      27,000            -            60,000            -         60,000
          Increase in Board of Managers' fees payable             18,481            -            29,481            -         29,481
          Increase in other expenses payable                      26,556            -            52,175          300         62,493
                                                            -------------    ---------  ----------------    --------- --------------
               Net cash provided by (used by) operating
          activities                                           (244,404)            -         (268,120)            -      (371,508)
                                                            -------------    ---------  ----------------    --------- --------------

CASH FLOW FROM FINANCING ACTIVITIES
          Sale of stock                                          239,000                        277,000                     380,388
          Proceeds from stock sales redeemed                      81,510                         90,510                      90,510
                                                            -------------    ---------  ----------------    --------- --------------

               Net cash provided by financing activities         320,510            -           367,510             -       470,898
                                                            -------------    ---------  ----------------    --------- --------------

               Net change in cash                                 76,106            -            99,390             -        99,390
                                                            -------------    ---------  ----------------    --------- --------------

                       CASH AT BEGINNING OF PERIOD                23,234            -                 -            -              -
                                                            -------------    ---------  ----------------    --------- --------------

                       CASH AT END OF PERIOD                 $    99,340       $    -     $      99,390      $     -      $  99,390
                                                            =============    =========  ================    ========= ==============


                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        6

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
FINANCIAL HIGHLIGHTS (UNAUDITED)

PER UNIT OPERATING PERFORMANCE: (1)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                               ----------------------------------------
                                                                     2005                   2004
                                                               ------------------      ----------------


   NET ASSET VALUE, BEGINNING OF PERIOD                         $         (0.05)         $       -0.01
   INCOME FROM INVESTMENT OPERATIONS:
          Net investment loss                                             (0.03)                     -
          Net realized and unrealized gain (loss) on
           investment transactions                                        (0.02)                     -
                                                               ------------------      ----------------
               Total from investment operations
                                                                          (0.10)                     -

          Net increase in net assets resulting from
            stock sales                                                     .09                     0
                                                               ------------------      ----------------
   NET ASSET VALUE, END OF PERIOD                               $         (0.01)         $       -0.01
                                                               ==================      =================
   TOTAL NET ASSET VALUE RETURN (3), (4)                                  (5.32)   %                0  %

   RATIOS AND SUPPLEMENTAL DATA:
          Net assets, end of period                             $       (39,391)         $     (1,118)
          Ratios to average net assets: (2)
               Net expenses                                                 5.21    %             0.01  %
               Net investment loss                                        (8.05)    %                -  %
          Portfolio Turnover Rate (3)                                          -    %                -  %


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

                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        7

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (UNAUDITED)

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

Bronco has been in the developmental stage since inception.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $306,073 for the six months ended June 30, 2005 and $109,500, $300 and $300 for the year ended December 31, 2004, 2003 and 2002 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

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

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (UNAUDITED)
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (CONTINUED)

                               NATURE OF BUSINESS

The Company is focused on acquiring interests in the energy sector, primarily coal, which in the opinion of management would provide a profit to the Company. In December, 2004 the Company filed a notification under Form N54a with the United States Securities and Exchange Commission ("SEC") indicating its election to be regulated as a business development company ("a BDC") under the Investment Company Act of 1940. In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company. . On May 23, 2005, the Board unanimously approved a proposal to withdraw the Company's election to be treated as a BDC as soon as practicable, so that it might again conduct business as a regular public company rather than as a BDC subject to the Investment Company Act. To accomplish this, the Company is filing the necessary documents with the Securities and Exchange Commission.


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

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (UNAUDITED)
                                   (Continued)

 NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

                            VALUATION OF INVESTMENTS

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the Company's privately held investments, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors. At May 31, 2005, approximately __% of the Company's total assets represented investments of which approximately 100% are valued at fair value. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Company must determine the fair value of each individual investment on a quarterly basis. The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company's investment has also appreciated in value, where appropriate.

As a business development company, the Company invests primarily in illiquid securities including debt and equity securities of private companies. The Company's investments may generally be subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company's valuation process requires an analysis of various factors. The Company's fair value methodology includes the examination of, among other things, the underlying portfolio company performance, if any, financial condition and market changing events that impact valuation.

With respect to private debt and equity securities, each investment is valued using industry valuation benchmarks, and, where appropriate, the value is assigned a discount reflecting the illiquid nature of the investment and/or the Company's minority, non-control position. When an external event such as a purchase transaction occurs, the pricing indicated by the external event will be used to corroborate the Company's private equity valuation.

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

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (UNAUDITED)
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

                          CONCENTRATION OF CREDIT RISK

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - INCOME TAXES

As of June 30, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $345,269 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 5 - COMMITMENTS

On May 1, the Company assumed a lease a 2,200 square foot office space at the rate of $4,504.95 per month. The office lease term expires on April 30, 2008.

Commencing on January 1, 2005, the Company entered into employment agreements with Dan Baker, Jim Marshall and Kevin Sherlock, the President, Treasurer and Secretary, in the amounts of $60,000 $36,000 and $36,000, respectively. The officer salaries are contingent on the Company having the cash flow and/or cash reserves to meet the Company's operating expenses.

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (UNAUDITED)
                                   (Continued)

NOTE 6 - COMMON STOCK

At December 31, 2004 there were 200,000 shares outstanding. On February 8, 2005 notes payable in the amount of $250,000 were converted into 5,000,000 shares of common stock.

On January 24, 2005, the Company filed a Form 1-E proposing to sell common stock of no more than$5,000,000 under Regulation E promulgated under the Securities Act of 1933 at prices between $.05 and $5.00 per share. The offering became effective on February 8, 2005 and terminated on April 21, 2005. Pursuant to the offering, the Company had sold 554,000 shares at $.50 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company held $92,454 in assets as compared to $0 in assets at December 31, 2004.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In order to raise capital, the Company, on January 24, 2005, filed a Form 1-E with the SEC, proposing to sell up to $5,000,000 of its common stock at prices between $0.05 and $5.00. The Company, through the termination of that offering on April 21, 2005, sold a total of 554,000 shares of common stock at the price of $0.50 to a total of 25 purchasers.

Through June 30, 2005, the Company converted preexisting outstanding promissory notes in the amount of $250,000 for 5,000,000 shares of common stock at the price of $0.05.

In summary, there has been an absence of liquidity and capital resources to operate the Company self-sufficiently. Such inadequacy will continue until the Company is able to raise additional funds.

The Company believes that its liquidity and capital resources are adequate to satisfy its current operational needs as well as its investment objectives.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

For the three months ended June 30, 2005, the Company had no investment income, and operating expenses of $149,851 and an unrealized loss on investments of $81,712, resulting in a net loss of ($231,563). For the three months ended March 31, 2004, the Company had no investment income, and operating expenses of $300, resulting in a net loss of ($300). The increase in expenses for the three months ended June 30, 2005 over the same period in 2004 resulted from the Company commencing its primary operations. The expenses consist of professional fees in the amount of $11,667, administrative expense of $40,386, management fees of $68,318 and Board fees and costs of $29,481.

NET ASSETS

The Company's negative net assets were $(39,391) or a net asset value per share of $(0.007) at June 30, 2005. This represents a slight increase from negative net assets of $(1.3016) at December 31, 2004. This increase in net asset value per share resulted primarily from the proceeds of the sale of stock pursuant to the Company's 1-E offering exemption and conversion of debt to equity.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's Valuation and Audit Committees, consisting of the independent Directors of the Company, will make certain critical accounting estimates with respect to the valuation of private portfolio investments[are not all of the subsidiaries part of the portfolio investments??]

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
       C&P Coal Corporation, a wholly owned subsidiary of Bronco Coal Co. (Arizona) is the plaintiff in an action in Federal Court in Utah against Consolidation Coal Company, CNX Land Resources, Inc. and their parent corporation, CONSOL Energy, Inc. C&P has alleged, among other things, that the defendants breached a contract, breached covenants of good faith and fair dealing, were unjustly enriched and tortuous interfered with Plaintiff's contractual interests. C&P has alleged that a contract was formed for it to acquire the Emery Mine located in Emery and Sevier Counties, Utah from defendants for $15,000,000. Additionally, C&P has alleged that a contract was formed granting it rights to sell certain inventory of coal from the Emery Mine Purchase Contract. C&P has requested, among other remedies, specific performance of the terms of the acquisition of the Emery Mine. The lawsuit is currently in the discovery phase. There can be no assurances as to whether their will be any recovery in this lawsuit.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.




                                 USE OF PROCEEDS

      During the three months ended June 30, 2005, we received a total of $239,000 in proceeds from the sale of shares of commons stock being offered by the Company pursuant to the Form 1-E filed January 24, 2005 with the SEC, proposing to sell up to $5,000,000 of its common stock at prices between $0.05 and $5.00 to a 11 purchasers. The offering terminated on April 21, 2005.

      The net proceeds were used as follows:


      Investments in private companies                                 $136,166
      Other deposits                                                      11,250
      Operating and administrative expenses                                4,351
      Working capital (cash)                                              87,233
                                                                      ----------
                                                                       $239,000

Directors and others have canceled previously issued stock of the Company and have loaned $90,510 to the Company through June 30, 2005.

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

31.2 Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K.

(1) On May 5, 2005, the Company filed a Current Report on Form 8-K to report under Item 4.01 that Robison, Hill & Co had resigned as the Company's certifying accountant, and that Epstein, Weber & Conover, P.L.C. was appointed the Company's certifying accountant.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BRONCO ENERGY FUND, INC.

Date: November 14, 2005       By: /s/ Dan Baker
                                  ----------------------------------------------
                                   Dan Baker
                                   Chief Executive Officer

Date: November 14, 2005       By: /s/ James Marshall
                                  ----------------------------------------------
                                   James Marshall
                                   Treasurer
                                   (Principal Financial Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      SIGNATURE             TITLE                          DATE
      ---------             -----                          ----


/s/ DANIEL BAKER       Chief Executive Officer                 November 14, 2005
-----------------      (principal executive officer) and
Daniel Baker           Director

/s/ JAMES MARSHALL     Chief Financial Officer and Treasurer   November 14, 2005
-----------------      (principal financial and accounting
James Marshall         officer) and Director

/s/ DANIEL HODGES      Chairman of the Board                   November 14, 2005
-----------------
Daniel Hodges

/s/ STANLEY HIRSCHMAN  Director and member of audit committee  November 14, 2005
---------------------
Stanley Hirschman

/s/ PHIL PEARCE        Director and member of audit committee  November 14, 2005
---------------------
Phil Pearce