Form 10-Q
period 2005-09-30
BRONCO ENERGY FUND, INC.
filed 2005-11-15
CIK 1105301

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[GRAPHIC OMITTED]

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                               For the quarterly period ended September 30, 2005

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

             INDEX                                                                                 PAGE NO.
             -----                                                                                 --------


PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements                                                                            1

             Portfolio of Investments as of September 30, 2005 and December 31, 2004                         1

             Statements of Assets and Liabilities at September 30, 2005 and December 31, 2004                3

             Statements of Operations for the nine month and three-month periods ended
                September 30, 2005 and September 30, 2004                                                    4

             Statements of Changes in Net Assets for the nine-month periods ended September
                30, 2005 and September 30, 2004                                                              5

             Statements of Cash Flows for the nine-month periods ended September 30, 2005 and
                September 30, 2004                                                                           6

               Financial Highlights                                                                          7

             Notes to Financial Statements                                                                   8

 Item 2
             Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                                  13

             Quantitative and Qualitative Disclosures about Market Risk                                     14

   Item 3.   Controls and Procedures                                                                        14

PART II.     Other Information

   Item 1.   Legal Proceedings                                                                              14

   Item 2.   Changes in Securities and Use of Proceeds                                                     154

   Item 3.   Defaults Upon Senior Securities                                                                15

   Item 4.   Submission of Matters to a Vote of Security Holders                                            15

   Item 5.   Other Information                                                                              15

   Item 6.   Exhibits and Reports on Form 8-K                                                               16

PART I. FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS (UNAUDITED)

                                                                     SEPTEMBER 30, 2005
                                                             ------------------------------------
                                                                   VALUE             PERCENT OF
                                                                                        NET
                                                                                      ASSETS
                                                            --------------------     ----------
   PORTFOLIO STRUCTURE
          SHORT-TERM INVESTMENTS:
               None                                         $                 -              -  %

          PRIVATE COMPANIES                                              94,068             81  %
          PUBLIC COMPANIES                                                    -              -  %
          PRIVATE UNVESTMENT FUNDS                                            -              -  %
                                                            --------------------     ----------
          TOTAL INVESTMENTS                                              94,068             81  %
               OTHER ASSETS & LIABILITIES (NET)                        (210,480)          (181) %
                                                            --------------------     ----------
          NET ASSETS                                        $          (116,412)           100  %
                                                            ====================    ============


 BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS

                                                                                    DECEMBER 31, 2004
                                                                        -------------------------------------------
                                                                                  VALUE                PERCENT OF
                                                                                                           NET
                                                                                                         ASSETS
                                                                        ---------------------------    ------------
   PORTFOLIO STRUCTURE
          SHORT-TERM INVESTMENTS:
                  None                                                  $       -                      -            %

          PRIVATE COMPANIES                                                     -                      -            %
          PUBLIC COMPANIES                                                      -                      -            %
          PRIVATE INVESTMENT FUNDS                                              -                      -            %
                                                                        ---------------------------    ------------
          TOTAL INVESTMENTS                                                     -                      -            %
               OTHER ASSETS & LIABILITIES (NET)                                         (260,318)               100 %
                                                                        ---------------------------    ------------
          NET ASSETS                                                     $              (260,318)               100 %
                                                                        ===========================    =============

                Notes to Financial Statements are an integral part of these Financial Statements.
                                        1

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS SEPTEMBER 30, 2005 (UNAUDITED)

     PRINCIPAL                                                                    ACQUISITION              VALUE
   AMOUNT/SHARES                                                                    DATE ##              (NOTE 1)
   -------------                                                                    -------         --------------------

      PRIVATE COMPANIES *, @  -- 81%
          COMMON STOCKS -- 100%
      ENERGY COMPANIES -- 100%

               1,000     Bronco Coal Company (Utah)                                  02/05          $            37,238
               1,000     Bronco Coal Co. (Arizona)                                   02/05                            -
               1,000     Bronco Emerging Technologies, Co. (Arizona)                 02/05                            -
               1,000     Bronco Green Power Co. (Arizona)                            02/05                            -
               1,000     Bronco Hazelton Co (Indiana)                                05/05                       56,830
               1,000     Bronco Petroleum Co. (Nevada)                               04/05                            -
               1,000     C&P Coal Corporation (Utah)                                 05/05                            -
                                                                                                    --------------------
                         TOTAL -- PRIVATE COMPANIES (Cost $181,117)                                              94,068
                                                                                                    --------------------

                         TOTAL INVESTMENTS (Cost $181,117) -- 81%                                                94,068

                         OTHER ASSETS & LIABILITIES (NET) -- (181)%                                             (210,480)
                                                                                                    --------------------

                         NET ASSETS -- 100.00%                                                      $           (116,412)
                                                                                                    ====================



* Non-income producing securities only.
@ At September 30, 2005 the Company owned 25% or more of each of the private company's outstanding common stock thereby making each a controlled affiliate as defined by the Investment Company Act of 1940. Total market value of controlled affiliated securities owned at September 30, 2005 was $94,068.

                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        2

 BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF ASSETS AND LIABILITIES

                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                        2005                     2004
                                                                     (UNAUDITED)
                                                                 --------------------       ----------------
   ASSETS:
             Controlled Affiliated Issuers at value (Cost
$181,117 and $0, respectively)                                   $            94,068        $             -

                                                                 --------------------       ----------------
          Cash and cash equivalents                                            7,696                      --
          Prepaid expenses and other assets                                   15,501
                                                                 --------------------       ----------------
               TOTAL ASSETS                                      $
                                                                             117,265        $             -
                                                                 --------------------       ----------------
   LIABILITIES:
          Management fees payable (Note 2)                       $            54,874        $             -
          Board of Managers' fees payable (Note 2)                            29,481
                Payable for stock redeemed                                    90,510
          Other payables                                                      58,812                260,318
                                                                 --------------------       ----------------
               TOTAL LIABILITIES                                             233,677                260,318
                                                                 --------------------       ----------------
   NET ASSETS                                                    $          (116,412)        $     (260,318)
                                                                 ====================       ================
   NET ASSETS CONSIST OF:
          Paid-in capital, 5,754,000 shares outstanding          $           527,200        $           200
          Accumulated deficit                                                 (1,200)                (1,200)
          Accumulated Deficit during Development Stage                      (555,363)              (259,318)
          Unrealized depreciation on investments                             (87,049)                      -
                                                                 --------------------       ----------------
   TOTAL NET ASSETS                                              $          (116,412)        $     (260,318)
                                                                 --------------------       ----------------
   Shares Outstanding (100,000,000 of $0.001 par value
common stock authorized)                                                   5,754,000                200,000
                                                                 ====================       ================
   NET ASSET VALUE PER SHARE                                     $           (0.0202)        $      (1.3016)
                                                                 ====================       ================


                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        3

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                        CUMULATIVE
                                                                                                                          SINCE
                                                                                                                       OCTOBER 20,
                                                                                                                           1999
                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED           INCEPTION OF
                                                        SEPTEMBER 30,                        SEPTEMBER 30,             DEVELOPMENT
                                              ----------------------------------- ------------------------------------
                                                   2005                2004            2005                 2004          STAGE
                                              ---------------     --------------- ----------------     --------------- -------------

   INVESTMENT INCOME:
   Interest income                             $           -       $           -   $            -                   -       $     -
   Dividend income                                         -                   -                -                   -             -
                                              ---------------     --------------- ----------------     --------------- -------------
          TOTAL INCOME
                                                           -                   -                -                   -             -
                                              ---------------     --------------- ----------------     --------------- -------------

   EXPENSES:
   Management fees (Note 2)                           82,612                   -          150,929                           115,612
   Administration fees (Note 2)                       59,819                   -          100,205                 300        82,270
   Professional fees                                   3,763                   -           15,430                           113,729
   Board of Managers' fees (Note 2)                        -                   -           29,481                            16,977
                                              ---------------     --------------- ----------------     --------------- -------------

          TOTAL EXPENSES                             146,193                   -          296,045                 300       328,588
                                              ---------------     --------------- ----------------     --------------- -------------
   NET INVESTMENT LOSS
                                                   (146,193)                   -        (296,045)               (300)     (328,588)
                                              ---------------     --------------- ----------------     --------------- -------------
   NET REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS                                           69,173                   -         (87,049)                   -      (87,049)
                                              ---------------     --------------- ----------------     --------------- -------------
   NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                      $    (77,021)       $           -   $    (383,094)       $       (300)   $ (415,637)
                                              ===============     =============== ================     =============== =============

                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        4

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                     ------------------     ----------------
                                                                           2005                  2004
   OPERATIONS:
          Net investment loss                                          $     (296,045)       $        (300)
          Net realized and unrealized gain (loss) on
investment transactions                                                       (87,049)                    -
                                                                     ------------------     ----------------
Net decrease in net assets resulting from operations
                                                                             (383,094)                (300)

   SHAREHOLDER ACTIVITY:
                 Stock sales and conversion                                    527,000                (300)
                                                                     ------------------     ----------------
   NET INCREASE IN ASSET VALUE                                                 143,906                (300)

   NET ASSETS:
           Beginning of Period                                                (260,318)                (818)
                                                                     ------------------     ----------------
           End of Period                                               $      (116,412)       $      (1,118)
                                                                     ==================     ================


                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        5

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                                     CUMULATIVE
                                                                                                                        SINCE
                                                                                                                      OCTOBER 20,
                                                                                                                        1999
                                                             THREE MONTHS ENDED          NINE MONTHS ENDED           INCEPTION OF
                                                                SEPTEMBER 30,             SEPTEMBER 30,              DEVELOPMENT
                                                            -------------------- --------------------------------
                                                                 2005     2004              2005            2004           STAGE
                                                            ----------- -------- ----------------- -------------- --------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
          Net increase (decrease) in net assets resulting
from operations                                              $(77,021)   $    -   $     (383,094)   $      (300)   $  (496,800)
          Adjustments to reconcile net increase
(decrease)  in net assets from  operations  to net cash
provided  by  operating activities:

          Purchase of investments                               67,358        -         (181,317)              -      (181,317)

          Net unrealized loss on investments                  (69,173)        -            87,049              -         87,049

          Increase in prepaid expenses                         (4,251)        -          (15,501)              -       (15,501)

          Increase (Decrease) in management fee payable        (5,126)        -            54,874              -         54,874

          Increase in Board of Managers' fees payable                -        -            29,481              -         29,481

          Increase (Decrease) in other expenses payable        (3,481)        -            48,494            300         58,812

                                                            ----------- -------- ----------------- -------------- --------------

               Net cash provided by (used by) operating
activities                                                    (91,694)        -         (360,014)              -      (463,402)

                                                            ----------- -------- ----------------- -------------- --------------

CASH FLOW FROM FINANCING ACTIVITIES

                 Sale of stock                                       -                    277,200                       380,588

                       Proceeds from stock sales redeemed            -                     90,510                        90,510

                                                            ----------- -------- ----------------- -------------- --------------

                          Net cash provided by financing                                  367,710                       471,098
activities                                                           -        -                                -

                                                            ----------- -------- ----------------- -------------- --------------

               Net change in cash                             (91,694)                      7,696                         7,696
                                                                              -                                -

                                                            ----------- -------- ----------------- -------------- --------------

                       CASH AT BEGINNING OF PERIOD                                                                            0
                                                                99,390        -                 -              -

                                                            ----------- -------- ----------------- -------------- --------------

                       CASH AT END OF PERIOD                 $   7,696   $    -   $         7,696   $          -       $  7,696
                                                            =========== ======== ================= ============== ==============

                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        6

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
FINANCIAL HIGHLIGHTS (UNAUDITED)

PER UNIT OPERATING PERFORMANCE: (1)

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER,
                                                                  --------------------------------------
                                                                        2005                  2004
                                                                  -----------------      ---------------


   NET ASSET VALUE, BEGINNING OF PERIOD                            $        (0.05)        $       -0.01
   INCOME FROM INVESTMENT OPERATIONS:

          Net investment loss                                               (0.05)                    -
          Net realized and unrealized gain (loss) on
investment transactions                                                     (0.02)                    -
                                                                  -----------------      ---------------
               Total from investment operations                             (0.11)                    -

          Net increase in net assets resulting from
stock sales                                                                   0.09                    0
                                                                  -----------------      ---------------
   NET ASSET VALUE, END OF PERIOD                                  $        (0.02)        $       -0.01
                                                                  -----------------      ---------------
   TOTAL NET ASSET VALUE RETURN (3), (4)                                    (6.66)    %               0  %

   RATIOS AND SUPPLEMENTAL DATA:

          Net assets, end of period                                $     (116,412)        $     (1,118)
          Ratios to average net assets: (2)

               Net expenses                                                   6.86    %            0.01  %
               Net investment loss                                          (8.88)    %               -  %
          Portfolio Turnover Rate (3)                                            -    %               -  %

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

                 Notes to Financial Statements are an integral part of these Financial Statements.
                                        7

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (UNAUDITED)

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

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $383,094 for the nine months ended September 30, 2005 and $109,500, $300 and $300 for the year ended December 31, 2004, 2003 and 2002 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

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

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (UNAUDITED)
                                   (Continued)

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

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (UNAUDITED)
                                   (Continued)

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

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (UNAUDITED)
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

                          CONCENTRATION OF CREDIT RISK

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - INCOME TAXES

As of September 30, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $555,363 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (UNAUDITED)
                                   (Continued)

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


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE SIMILAR PERIOD IN 2004

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company held $117,265 in assets as compared to $0 in assets at December 31, 2004.

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

Through September 30, 2005, the Company converted preexisting outstanding promissory notes in the amount of $250,000 for 5,000,000 shares of common stock at the price of $0.05.

In summary, there has been an absence of liquidity and capital resources to operate the Company self-sufficiently. Such inadequacy will continue until the Company is able to raise additional funds.

The Company believes that its liquidity and capital resources are adequate to satisfy its current operational needs as well as its investment objectives.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

For the three months ended September 30, 2005, the Company had no investment income, and operating expenses of $149,851 and an unrealized loss on investments of $81,712, resulting in a net loss of ($231,563). For the three months ended March 31, 2004, the Company had no investment income, and operating expenses of $300, resulting in a net loss of ($300). The increase in expenses for the three months ended September 30, 2005 over the same period in 2004 resulted from the Company commencing its primary operations. The expenses consist of professional fees in the amount of $11,667, administrative expense of $40,386, management fees of $68,318 and Board fees and costs of $29,481.

NET ASSETS

The Company's negative net assets were $(39,391) or a net asset value per share of $(0.007) at September 30, 2005. This represents a slight increase from negative net assets of $(1.3016) at December 31, 2004. This increase in net asset value per share resulted primarily from the proceeds of the sale of stock pursuant to the Company's 1-E offering exemption and conversion of debt to equity.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's Valuation and Audit Committees, consisting of the independent Directors of the Company, will make certain critical accounting estimates with respect to the valuation of private portfolio investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

EQUITY PRICE RISK

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, which are not publicly traded. These investments would be recorded at fair value as determined by the Investment Committee in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities would not be subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Thus, there is no exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices. At September 30, 2005, the Company held no publicly traded equity securities.

ITEM 4. CONTROLS AND PROCEDURES.
      (a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2005 (the end of the period covered by this report), the Company's principal executive officers and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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



         None.



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

31.2 Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K.

(1) On August 18, 2005, the Company filed a Current Report on Form 8-K to report under Item 5.02 the resignation of two Directors.

(2) On September 7, 2005, the Company filed a Current Report on Form 8-K to report under Item 8.01 the change of its status from a Business Development Company to an operational company.

(3) On September 16, 2005, the Company filed a Current Report on Form 8-K to report under Item 8.01 the steps the Company intends to make to complete its transition from a Business Development Company to an operational company.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             BRONCO ENERGY FUND, INC.


Date: November 14, 2005      By:    /s/ Dan Baker
                                 -----------------------------------------------
                                  Dan Baker
                                  Chief Executive Officer


Date: November 14, 2005      By:    /s/ James Marshall
                                 -----------------------------------------------
                                  James Marshall
                                  Treasurer
                                  (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      SIGNATURE            TITLE                          DATE
      ---------            -----                          ----

/s/ DANIEL BAKER      Chief Executive Officer                  November 14, 2005
-----------------     (principal executive officer) and
Daniel Baker          Director

/s/ JAMES MARSHALL    Chief Financial Officer and Treasurer    November 14, 2005
------------------    (principal financial and accounting
James Marshall        officer) and Director

/s/ DANIEL HODGES     Chairman of the Board                    November 14, 2005
-----------------
Daniel Hodges

/s/ STANLEY HIRSCHMAN Director and member of audit committee   November 14, 2005
---------------------
Stanley Hirschman

/s/ PHIL PEARCE       Director and member of audit committee   November 14, 2005
---------------------
Phil Pearce