Form 10-Q/A
period 2005-03-31
BRONCO ENERGY, INC.
filed 2006-03-28
CIK 1105301

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

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

================================================================================

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


      Bronco Energy Fund is hereby restating its financial statements for the quarter ended March 31, 2005 to conform to the presentation required (Articles 6 and 10 of Regulation SX ) of a Business Development Company regulated under the Investment Act of 1940. Additionally, the financials also take into account the cancellation of officer and director shares that might not have complied with the provisions of the Investment Company Act in that the shares were issued without a shareholder vote of approval, and in an amount greater than 20 per centum of the then outstanding voting securities. In order to address this issue, the Company rescinded the transactions and canceled the issuances.

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

PART I. FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS (UNAUDITED)

                                                                                 MARCH 31, 2005
                                                                        ----------------------------------
                                                                              VALUE            PERCENT OF
                                                                                                  NET
                                                                                                 ASSETS
                                                                        -------------------    -----------
   PORTFOLIO STRUCTURE
          SHORT-TERM INVESTMENTS:
               None                                                     $                0              0  %

          PRIVATE COMPANIES                                                              0              0  %
          PUBLIC COMPANIES                                                               0              0  %
          PRIVATE INVESTMENT FUNDS
                                                                                    14,647             32  %

                                                                        -------------------    -----------
                             TOTAL INVESTMENTS                                      14,647             32  %
                 OTHER ASSETS & LIABILITIES (NET)                                 (60,653)          (132)  %

                                                                        -------------------    -----------
                                 NET ASSETS                             $         (46,006)            100  %

                                                                        -------------------    -----------

 BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS

                                                                             DECEMBER 31, 2004
                                                                     ----------------------------------
                                                                           VALUE             PERCENT OF
                                                                                                NET
                                                                                              ASSETS
                                                                     -------------------     ----------
   PORTFOLIO STRUCTURE
          SHORT-TERM INVESTMENTS:
                  None                                               $                0              0  %
                                                                                      0              0  %
          PRIVATE COMPANIES                                                           0              0  %
          PUBLIC COMPANIES                                                            0              0  %
          PRIVATE INVESTMENT FUNDS                                                    0              0  %

                                                                     -------------------     ----------
          TOTAL INVESTMENTS                                                           0              0  %
               OTHER ASSETS & LIABILITIES (NET)                               (260,318)            100  %

                                                                     -------------------     ----------
          NET ASSETS                                                 $        (260,318)            100  %

                                                                     -------------------     ----------


     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS MARCH 31, 2005 (UNAUDITED)

        PRINCIPAL                                                                          ACQUISITION            VALUE
      AMOUNT/SHARES                                                                            DATE             (NOTE 1)
--------------------------                                                                 -------------    ------------------

       PRIVATE COMPANIES (1)  -- 32%

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
                                                                                                            ==================


---------

(1) Non-income producing securities only. At March 31, 2005 the Company owned 25% or more of each of the private company's outstanding common stock thereby making each a controlled affiliate as defined by the Investment Company Act of 1940. Total market value of controlled affiliated securities owned at March 31, 2005 was $14,647.


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
   LIABILITIES:

          Officers' salaries payable

                                                                                    33,000
          Board of Managers' fees payable
                                                                                    11,000
                Payable for stock redeemed
                                                                                     9,000

          Accounts payable
                                                                                    35,937                      10,318
          Short-term notes payable                                                       -                     250,000


                                                                       --------------------         -------------------
               TOTAL LIABILITIES
                                                                                    88,937                     260,318
                                                                       --------------------         -------------------
   NET ASSETS                                                          $                             $
                                                                                  (46,006)                   (260,318)
                                                                       --------------------         -------------------
   NET ASSETS CONSIST OF:
          Paid-in capital, 5,276,000 shares outstanding
                                                                       $           288,200           $             200
          Accumulated deficit
                                                                                   (1,200)                     (1,200)
          Accumulated deficit during development stage
                                                                                 (327,006)                   (259,318)

                    Unrealized depreciation on investments                         (5,000)                           -
                                                                       --------------------         -------------------
   TOTAL NET ASSETS                                                    $                             $
                                                                                  (46,006)                   (260,318)
                                                                       --------------------         -------------------
   Shares Outstanding (100,000,000 of $0.001 par value common
stock authorized)                                                                5,276,000                     200,000
                                                                       --------------------         -------------------
   NET ASSET VALUE PER SHARE                                           $                             $
                                                                                  (0.0087)                    (1.3016)
                                                                       --------------------         -------------------


     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                  CUMULATIVE
                                                                                                    SINCE
                                                                                                 OCTOBER 20,
                                                                                                     1999
                                                                 THREE MONTHS ENDED              INCEPTION OF
                                                                      MARCH 31,                  DEVELOPMENT
                                                          ---------------    ---------------
                                                               2005               2004              STAGE
                                                          ---------------    ---------------    ---------------
   INVESTMENT INCOME:
   Interest income                                         $           -      $           -     $            -
   Dividend income                                                     -                  -                  -
                                                          ---------------    ---------------    ---------------
          TOTAL INCOME
                                                                       -                  -                  -
                                                          ---------------    ---------------    ---------------
   EXPENSES:
   Management fees                                                33,000                                33,000
   Administration fees                                             8,745                300             22,451
   Professional fees                                               9,966                               109,966
   Board of Managers' fees                                        16,977                                16,977
                                                          ---------------    ---------------    ---------------

          TOTAL EXPENSES                                          68,688                300            182,394
                                                          ---------------    ---------------    ---------------
   NET INVESTMENT LOSS                                           (68,688)              (300)          (182,394)
                                                          ---------------    ---------------    ---------------

   NET REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS                                                      (5,000)                  -            (5,000)
                                                          ---------------    ---------------    ---------------

   CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                   -                  -                  -
                                                          ---------------    ---------------    ---------------

   NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS                                            $    (73,688)      $       (300)        $ (187,394)
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

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
FINANCIAL HIGHLIGHTS (UNAUDITED)

PER UNIT OPERATING PERFORMANCE: (1)

                                                                                                                       CUMULATIVE
                                                          THREE MONTHS ENDED                                              SINCE
                                                                                                                      INCEPTION OF
                                                                                                                       DEVELOPMENT
                                                               MARCH 31,                         YEAR ENDED               STAGE
                                                   ----------------------------------
                                                                                                                       OCTOBER 20,
                                                        2005               2004               DECEMBER 31, 2004           1999
                                                   ---------------     --------------     -------------------------- ---------------

   NET ASSET VALUE, BEGINNING OF PERIOD               $     (0.01)       $     (0.01)            $        (.00)        $      (.00)

   INCOME FROM INVESTMENT OPERATIONS:
          Net investment loss                                   -                  -                         -                   -

          Net realized and unrealized gain
(loss) on investment transactions                          (0.00)                  -                         -                   -
                                                   ---------------     --------------     -------------------------- ---------------
               Total from investment
operations                                                   0.00                  -                         -                   -

          Net decrease in net assets
resulting from operations                                  (0.01)             (0.00)                    (1.30)              (0.01)
                                                   ---------------     --------------     -------------------------- ---------------

   NET ASSET VALUE, END OF PERIOD                    $                                         $        (1.30)              (0.01)
                                                           (0.01)       $     (0.01)                                  $
                                                   ---------------     --------------     -------------------------- ---------------

   TOTAL NET ASSET VALUE RETURN (3), (4)                   (0.01)   %         (0.00)  %                  (.42)    %          (.01) %

   RATIOS AND SUPPLEMENTAL DATA:
          Net assets, end of period                  $   (46,006)       $    (1,118)            $    (260,318)        $   (46,006)
          Ratios to average net assets: (2)
               Net expenses                                 0.05    %          0.01  %                    .42    %            .05  %

               Net investment loss                         (0.00)   %             -  %                      -    %              -  %
          Portfolio Turnover Rate (3)                          -    %             -  %                      -    %              -  %

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


Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $73,688 for the three months ended March 31, 2005 and $109,500, $300 and $300 for the year ended December 31, 2004, 2003 and 2002 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.


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


Commencing on January 1, 2005, the Company entered into employment agreements with Dan Baker, Jim Marshall and Kevin Sherlock, the President, Treasurer and Secretary, in the amounts of $60,000 $36,000 and 36,000, respectively. The officer salaries are contingent on the Company having the cash flow and/or cash reserves to meet the Company's operating expenses. Officer salaries have been accrued quarterly.

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2005 (UNAUDITED)
                                   (Continued)

NOTE 6 - COMMON STOCK


At December 31, 2004 there were 200,000 shares outstanding. On February 8, 2005 notes payable in the amount of $250,000 were converted into 5,000,000 shares of common stock. The Company was contractually obligated on February 8, 2005, to issue shares at a conversion rate of $0.05 per share, as a result of the binding contract with respect to the notes payable entered into before the Company became a Business Development Company. The conversion rate of $0.05 per share was contractually agreed upon in 2004 prior to the Company becoming a business development company. The notes payable were converted on February 8, 2005 at the rate of $0.05 into restricted stock, which was a price above the net asset value of the stock at the time of the conversion.


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


NOTE 8 -CHANGE IN ACCOUNTING PRINCIPLE

On December 21, 2004, Bronco Energy Fund elected to be regulated as a Business Development Company ("BDC") as that term is defined in Section 54 of the Investment Company Act. As a BDC, the Company is subject to the Investment Company Act, including certain provisions applicable only to BDC's. A BDC must carry its investments at value if a public trading market exists for its portfolio securities or fair value if one does not rather than at cost in its financial reports.

The new method of accounting for investments was adopted to recognize the election to be regulated as a BDC and has been applied retroactrively to acquisitions of investments from prior years. Because there were no investments included in the previous financial statements there is no cumulative effect on the financial statements.

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


Through March 31, 2005, the Company converted preexisting outstanding promissory notes in the amount of $250,000 for 5,000,000 shares of common stock at the price of $0.05, which was a price above the net asset value of the stock at the time of the conversion.


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


Prior to becoming a BDC, the Company entered into a consulting agreement with 3D Intel, Inc. 3D Intel, Inc., located in Austin, Texas, is controlled by its president, Alan Lomax. The consulting agreement provided for 3D Intel to advise and assist Bronco Energy Fund in the general administrative function of managing the document process in electing to become a Business Development Company regulated under the Investment Company Act of 1940. The consulting work was completed and the contract was memorialized on December 21, 2004. Thereafter, the Company filed its election to be treated as a BDC. The contract required payment of $100,000, as consideration for the consulting services rendered. This obligation was evidenced by a promissory note which was issued effective December 21, 2004, in the amount of $100,000. The note by its terms was convertible into common stock of the Company at the rate of $0.05 per share, for a total of 2,000,000 shares. On February 8, 2005, 3D converted the note into 2,000,000 shares of the Company's common stock, at $0.05 per share, a price above the net asset value of the stock at the time of the conversion.

Prior to becoming a Business Development Company, Bronco Energy Fund issued, on December 16, 2004, a promissory note in the amount of $150,000 to its then president, Daniel Hodges, in return for Mr. Hodges tendering his resignation effective December 16, 2004, and for him returning for cancellation his 800,000 shares of common stock of the Company, then representing 80% control of the Company. The terms of the note provided Mr. Hodges with the option to convert the note into common stock in the event that the Company filed a Form 1-E. On January 24, 2005, the Company did file a Form 1-E. Mr. Hodges assigned the note to his children's trust investment arm, Joshua & Grace Investments, LLC, which subsequently converted the note on February 8, 2005, at the rate of $0.05 per share, resulting in 3,000,000 shares being issued to said trust, then representing approximately 57% of the Company's outstanding common stock of the issuance. The note was converted at $0.05 per share, which was a price above the net asset value of the stock at the time of the conversion

                                 USE OF PROCEEDS

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


                                       BRONCO ENERGY FUND, INC.

Date: March 16, 2006                   By:    /s/ Daniel L. Hodges
                                           -----------------------------------
                                            Daniel L. Hodges
                                            Chief Executive Officer


Date: March 16, 2006                   By:    /s/ James Marshall
                                           -----------------------------------
                                            James Marshall
                                            Treasurer
                                            (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        SIGNATURE              TITLE                          DATE
        ---------              -----                          ----


/s/ DANIEL L. HODGES    Chief Executive Officer                  March 16, 2006
---------------------
[GRAPHIC OMITTED]       (principal executive officer) and
Daniel L. Hodges        Chairman of the Board

/s/ STANLEY HIRSCHMAN   Director and member of audit committee   March 16, 2006
---------------------
Stanley Hirschman

/s/ PHIL PEARCE         Director and member of audit committee   March 16, 2006
---------------------
Phil Pearce