Form 10-Q/A
period 2005-06-30
BRONCO ENERGY, INC.
filed 2006-03-28
CIK 1105301

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-Q/A

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________________ to __________________

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



FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT

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


      Bronco Energy Fund is hereby restating its financial statements for the quarter ended June 30, 2005 to conform to the presentation required (Articles 6 and 10 of Regulation SX ) of a Business Development Company regulated under the Investment Act of 1940. Additionally, the financials also take into account the cancellation of officer and director shares that might not have complied with the provisions of the Investment Company Act in that the shares were issued without a shareholder vote of approval, and in an amount greater than 20 per centum of the then outstanding voting securities. In order to address this issue, the Company rescinded the transactions and canceled the issuances.



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

================================================================================

PART I. FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS (UNAUDITED)

                                                             JUNE 30, 2005
                                                             ------------------------------------
                                                                   VALUE             PERCENT OF
                                                                                        NET
                                                                                      ASSETS
                                                            --------------------     ----------
   PORTFOLIO STRUCTURE
          SHORT-TERM INVESTMENTS:
               None                                         $                 -              -  %

          PRIVATE COMPANIES                                              92,454            235  %
          PUBLIC COMPANIES                                                    -              -  %
          PRIVATE UNVESTMENT FUNDS                                            -              -  %
                                                            --------------------     ----------
          TOTAL INVESTMENTS                                              92,454            235  %
               OTHER ASSETS & LIABILITIES (NET)                        (131,844)          (335)  %
                                                            --------------------     ----------
          NET ASSETS                                        $          (39,391)            100  %
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

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS JUNE 30, 2005 (UNAUDITED)

   PRINCIPAL                                                                    ACQUISITION             VALUE
 AMOUNT/SHARES                                                                     DATE               (NOTE 1)
----- ----------                                                                -----------     ---------------------

      PRIVATE COMPANIES (1)  -- 235%

          COMMON STOCKS -- 100%
       ENERGY COMPANIES -- 100%

          1,000      Bronco Coal Company (Utah)                                   02/05         $              37,238

          1,000      Bronco Coal Co. (Arizona)                                    02/05                        55,216

          1,000      Bronco Emerging Technologies, Co. (Arizona)                  02/05                             -

          1,000      Bronco Green Power Co. (Arizona)                             02/05                             -

          1,000      Bronco Petroleum Co. (Nevada)                                04/05                             -
                                                                                                --- ------------------



                     TOTAL -- PRIVATE COMPANIES (Cost $174,165)                                                 92,454
                                                                                                --- ------------------

                     TOTAL INVESTMENTS (Cost $174,165) -- 235%
                                                                                                               92,454

                     OTHER ASSETS & LIABILITIES (NET) -- (325)%
                                                                                                            (131,844)
                                                                                                --- ------------------

                     NET ASSETS -- 100.00%                                                       $
                                                                                                             (39,391)
                                                                                                === ==================

------------------

(1) Non-income producing securities only. At June 30, 2005 the Company owned 25% or more of each of the private company's outstanding common stock thereby making each a controlled affiliate as defined by the Investment Company Act of 1940. Total market value of controlled affiliated securities owned at June 30, 2005 was $92,454.


     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

 BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF ASSETS AND LIABILITIES

                                                                      JUNE 30,               DECEMBER 31,
                                                                        2005                     2004
                                                                    (UNAUDITED)
                                                                 -------------------        ----------------
   ASSETS:
             Controlled Affiliated Issuers at value (Cost
$248,675 and $0, respectively)                                   $           92,454         $             -
                                                                 --- --------------- ---    --- ------------
          Cash and cash equivalents                                          99,390                       -
                  Prepaid expenses and other assets                          11,250                       -
                                                                 --- --------------- ---    --- ------------
               TOTAL ASSETS                                      $          203,093         $             -
                                                                 --- --------------- ---    --- ------------
   LIABILITIES:

          Officers' salaries payable                             $           60,000         $             -

          Board of Managers' fees payable                                    29,481
                Payable for stock redeemed                                   90,510

          Accounts payable                                                   62,493                  10,318
          Short-term notes payable                                                -                 250,000

                                                                 --- --------------- ---    --- ------------
               TOTAL LIABILITIES                                            242,484                 260,318
                                                                 --- --------------- ---    --- ------------
   NET ASSETS                                                    $          (39,391)         $     (260,318)
                                                                 --- --------------- ---    --- ------------
   NET ASSETS CONSIST OF:
          Paid-in capital, 5,754,000 shares outstanding          $          527,200         $           200
          Accumulated deficit                                                (1,200)                 (1,200)
          Accumulated Deficit during Development Stage                     (409,169)               (259,318)
          Unrealized depreciation on investments                           (156,222)                       -
                                                                 --- --------------- ---    --- ------------
   TOTAL NET ASSETS                                              $          (39,391)         $     (260,318)
                                                                 --- --------------- ---    --- ------------
   Shares Outstanding (100,000,000 of $0.001 par value
common stock authorized)                                                  5,754,000                 200,000
                                                                 --- --------------- ---    --- ------------
   NET ASSET VALUE PER SHARE                                     $          (0.0068)         $      (1.3016)
                                                                 --- --------------- ---    --- ------------

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                      CUMULATIVE
                                                                                                                         SINCE
                                                                                                                      OCTOBER 20,
                                                                                                                         1999
                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED          INCEPTION OF
                                                        JUNE 30,                               JUNE 30,               DEVELOPMENT
                                            -------------------------------    --------------------------------
                                                2005                2004            2005                2004          STAGE
                                            --------------     ------------    -------------    ---------------    ----------------
   INVESTMENT INCOME:
   Interest income                          $           -       $        -      $         -      $           -             $     -

   Dividend income                                      -                -                -                  -                   -
                                            -- -----------     ------------    -------------    --- -----------    ----------------
          TOTAL INCOME
                                                        -                -                -                  -                   -
                                            -- -----------     ------------    -------------    --- -----------    ----------------
   EXPENSES:
   Management fees                                 35,318                -           68,318                                 68,318

   Administration fees                             22,631                -           31,376                300              45,082

   Professional fees                                1,701                -           11,667                                111,667

   Board of Managers' fees                         12,504                -           29,481                                 29,481
   Rent expense                                     9,010                             9,010                                  9,010

                                            -- -----------     ------------    -------------    --- -----------    ----------------
          TOTAL EXPENSES                           81,163                -          149,851                300             263,557
                                            -- -----------     ------------    -------------    --- -----------    ----------------
   NET INVESTMENT LOSS                            (81,163)               -         (149,851)              (300)           (263,557)
                                            -- -----------     ------------    -------------    --- -----------    ----------------
   NET REALIZED AND UNREALIZED GAIN (LOSS)
ON INVESTMENTS                                  (151,222)                -        (156,222)                  -            (81,712)
                                            -- -----------     ------------    -------------    --- -----------

   CUMULATIVE EFFECT OF

                                            -- -----------     ------------    -------------    --- -----------

CHANGE IN ACCOUNTING PRINCIPLE                          -                -                -                  -                   -

                                            -- -----------     ------------    -------------    --- -----------    ----------------
   NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                   $   (232,385)       $        -      $ (306,073)      $       (300)        $ (345,269)
                                            ==============     ============    =============    ===============    ================

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                     ------------------ -- -----------------
                                                                           2005                  2004
   OPERATIONS:
          Net investment loss                                        $       (149,851)       $         (300)
          Net realized and unrealized gain (loss) on
investment transactions                                                      (156,222)                    -
                                                                     --- --------------    ---- ------------
Net decrease in net assets resulting from operations                         (306,073)                 (300)

   SHAREHOLDER ACTIVITY:
                 Stock sales and conversion                                    527,200                 (300)
                                                                     --- --------------    ---- ------------
   NET INCREASE IN ASSET VALUE                                                 220,927                 (300)

   NET ASSETS:
           Beginning of Period                                               (260,318)                 (818)
                                                                     --- --------------    ---- ------------
           End of Period                                             $       (39,391)       $      (1,118)
                                                                     === ==============    ==== ============


     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                                        CUMULATIVE
                                                                                                                          SINCE
                                                                                                                       OCTOBER 20,
                                                                                                                          1999
                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED    INCEPTION OF
                                                                     JUNE 30,                           JUNE 30,       DEVELOPMENT
                                                            --------------------------    ------------------------
                                                                2005             2004           2005        2004          STAGE
                                                            -------------    ---------    -------------- ----------   -------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
          Net increase (decrease) in net assets resulting
from operations                                            $   (232,385)       $    -     $   (306,073)   $  (300)     $ (419,779)
          Adjustments to reconcile net increase
(decrease)  in net assets from  operations  to net cash  provided  by  operating activities:

          Purchase of investments                              (229,028)            -         (248,675)          -       (248,675)

          Net unrealized loss on investments                     151,222            -           156,222          -         156,222

          Increase in prepaid expenses                           (6,250)            -          (11,250)          -        (11,250)

          Increase in management fee payable                      27,000            -            60,000          -          60,000

          Increase in Board of Managers' fees payable             18,481            -            29,481          -          29,481

          Increase in other expenses payable                      26,556            -            52,175        300          62,493

                                                            - -----------    ---------  ---- ----------- ----------   -------------
               Net cash provided by (used by) operating        (244,404)
activities                                                                          -         (268,120)          -       (371,508)

                                                            - -----------    ---------  ---- ----------- ----------   -------------
CASH FLOW FROM FINANCING ACTIVITIES
                 Sale of stock                                   239,000                        277,000                    380,388
                       Proceeds from stock sales redeemed         81,510                         90,510                     90,510

                                                            - -----------    ---------  ---- ----------- ----------   -------------
                          Net cash provided by financing         320,510                        367,510                   470,898,
activities                                                                          -                            -

                                                            - -----------    ---------  ---- ----------- ----------   -------------
               Net change in cash                                 76,106                         99,390                     99,390
                                                                                    -                            -

                                                            - -----------    ---------  ---- ----------- ----------   -------------
                       CASH AT BEGINNING OF PERIOD                23,234            -                 -          -               -
                                                            - -----------    ---------  ---- ----------- ----------   -------------
                       CASH AT END OF PERIOD                 $    99,340       $    -     $      99,390   $      -       $  99,390
                                                            =============    =========  ==== =========== ==========   =============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
FINANCIAL HIGHLIGHTS (UNAUDITED)

PER UNIT OPERATING PERFORMANCE: (1)

                                                        SIX MONTHS ENDED                                         CUMULATIVE SINCE
                                                                                                                   INCEPTION OF
                                                            JUNE 30,                         YEAR ENDED          DEVELOPMENT STAGE
                                                ----------------------------------

                                                    2005                2004              DECEMBER 31, 2004      OCTOBER 20, 1999

                                                --------------     ---------------     -------------------------- ------------------

   NET ASSET VALUE, BEGINNING OF PERIOD          $     (0.05)        $     (0.01)            $       (0.00)        $     (0.05)

   INCOME FROM INVESTMENT OPERATIONS:

          Net investment loss                          (0.03)                   -                         -              (0.03)
          Net realized and unrealized gain
(loss) on investment transactions                      (0.02)                   -                         -              (0.02)

                                                --- ----------     ---- ----------          --- ------------      --- ----------

               Total from investment                                                                      -               (.10)
operations                                             (0.10)                   -

          Net increase in net assets

resulting from stock sales                                .09                   0                         -                 .09

                                                --- ----------     ---- ----------          --- ------------      --- ----------

   NET ASSET VALUE, END OF PERIOD                                    $     (0.01)                    (1.30)              (0.01)
                                                 $     (0.01)                                $                     $

                                                ==============     ===============          ================      ==============

   TOTAL NET ASSET VALUE RETURN (3), (4)                       %                0  %                   (42)  %           (5.32)  %

                                                       (5.32)
   RATIOS AND SUPPLEMENTAL DATA:

          Net assets, end of period              $   (39,391)        $    (1,118)            $    (260,318)        $   (39,391)

          Ratios to average net assets: (2)

               Net expenses                              5.21  %             0.01  %                     42   %            5.21  %
               Net investment loss                     (8.05)  %                -  %                      -   %          (8.05)  %

          Portfolio Turnover Rate (3)                       -  %                -  %                      -   %               -  %


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

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (UNAUDITED)
                                   (Continued)

 NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

                            VALUATION OF INVESTMENTS


Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the Company's privately held investments, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors. At June 30, 2005, approximately 46% of the Company's total assets represented investments of which approximately 100% are valued at fair value. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.


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

NOTE 5 - COMMITMENTS


On May 1, the Company assumed a lease a 2,200 square foot office space at the rate of $4,504.95 per month. The office lease term expires on April 30, 2008. There are no affiliated transactions regarding the lease.

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


NOTE 7 -CHANGE IN ACCOUNTING PRINCIPLE

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


                                    BRONCO ENERGY FUND, INC.

Date: March 16, 2006                By:   /s/ Daniel L. Hodges
                                    --------------------------------------------
                                         Daniel L. Hodges

                                         Chief Executive Officer


Date: March 16, 2006                By:  /s/ James Marshall

                                        ----------------------------------------
                                         James Marshall
                                         Treasurer
                                         (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


             SIGNATURE               TITLE                          DATE
             ---------               -----                          ----

/s/ DANIEL L. HODGES     Chief Executive Officer                  March 16, 2006
-----------------------  (principal executive officer) and
Daniel L. Hodges         Chairman of the Board

/s/ STANLEY HIRSCHMAN    Director and member of audit committee   March 16, 2006
-----------------------
Stanley Hirschman

/s/ PHIL PEARCE          Director and member of audit committee   March 16, 2006
-----------------------
Phil Pearce