Form 10-Q/A
period 2005-09-30
BRONCO ENERGY, INC.
filed 2006-03-28
CIK 1105301

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

         For the transition period from______________to_________________


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


      Bronco Energy Fund is hereby restating its financial statements for the quarter ended September 30, 2005 to conform to the presentation required
(Articles 6 and 10 of Regulation SX ) of a Business Development Company regulated under the Investment Act of 1940.


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

================================================================================

PART I. FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS (UNAUDITED)

                                                                     SEPTEMBER 30, 2005
                                                             ------------------------------------
                                                                   VALUE             PERCENT OF
                                                                                        NET
                                                                                      ASSETS
                                                            --------------------     ----------
   PORTFOLIO STRUCTURE
          SHORT-TERM INVESTMENTS:
               None                                         $                 -              -  %
          PRIVATE COMPANIES                                              94,068             81  %
          PUBLIC COMPANIES                                                    -              -  %
          PRIVATE UNVESTMENT FUNDS                                            -              -  %
                                                            --- ----------------     ---------- ----
          TOTAL INVESTMENTS                                             94,068             81  %
               OTHER ASSETS & LIABILITIES (NET)                       (210,480)          (181)  %
                                                            --- ----------------     ---------- ----
          NET ASSETS                                        $         (116,412)            100  %
                                                            --- ----------------     ---------- ----

 BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS
                                                                                    DECEMBER 31, 2004
                                                                        -------------------------------------------
                                                                                  VALUE                PERCENT OF
                                                                                                           NET
                                                                                                         ASSETS
                                                                        ---------------------------    ------------
   PORTFOLIO STRUCTURE
          SHORT-TERM INVESTMENTS:
                  None                                                  $                  -                      - %
          PRIVATE COMPANIES                                                                -                      - %
          PUBLIC COMPANIES                                                                 -                      - %
          PRIVATE INVESTMENT FUNDS                                                         -                      - %
                                                                        ------- -------------------    ------------ ----
          TOTAL INVESTMENTS                                                                -                      - %
               OTHER ASSETS & LIABILITIES (NET)                                         (260,318)               100 %
                                                                        ------- -------------------    ------------ ----
          NET ASSETS                                                     $              (260,318)               100 %
                                                                        ------- -------------------    ------------ ----


     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
PORTFOLIO OF INVESTMENTS SEPTEMBER 30, 2005 (UNAUDITED)

     PRINCIPAL                                                                    ACQUISITION              VALUE
   AMOUNT/SHARES                                                                      DATE               (NOTE 1)
----- ---------------                                                             -------------     --- ----------------

      PRIVATE COMPANIES (1)  -- 81%

          COMMON STOCKS -- 100%
       ENERGY COMPANIES -- 100%

               1,000     Bronco Coal Company (Utah)                                  02/05          $            37,238

               1,000     Bronco Coal Co. (Arizona)                                   02/05                       56,830

               1,000     Bronco Emerging Technologies, Co. (Arizona)                 02/05                            -
               1,000     Bronco Green Power Co. (Arizona)                            02/05                            -
               1,000     Bronco Petroleum Co. (Nevada)                               04/05                            -
                                                                                                    --- ----------------
                         TOTAL -- PRIVATE COMPANIES (Cost $181,117)                                               94,068
                                                                                                    --- ----------------
                         TOTAL INVESTMENTS (Cost $181,117) -- 81%                                                94,068
                         OTHER ASSETS & LIABILITIES (NET) -- (181)%                                            (210,480)
                                                                                                    --- ----------------
                         NET ASSETS -- 100.00%                                                       $         (116,412)
                                                                                                    === ================

-----------------

(1) Non-income producing securities only. At September 30, 2005 the Company owned 25% or more of each of the private company's outstanding common stock thereby making each a controlled affiliate as defined by the Investment Company Act of 1940. Total market value of controlled affiliated securities owned at September 30, 2005 was $94,068.



     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

 BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF ASSETS AND LIABILITIES

                                                                   SEPTEMBER 30,             DECEMBER 31,
                                                                        2005                     2004
                                                                    (UNAUDITED)
                                                                 -------------------        ----------------
   ASSETS:
             Controlled Affiliated Issuers at value (Cost
$181,117 and $0, respectively)                                   $           94,068         $             -
                                                                 --- --------------- ---    --- ------------
          Cash and cash equivalents                                           7,696                       -

                  Prepaid expenses and other assets                          15,501
                                                                 --- --------------- ---    --- ------------
               TOTAL ASSETS                                      $          117,265         $             -
                                                                 --- --------------- ---    --- ------------
   LIABILITIES:

          Officers salaries payable                              $           54,874         $             -

          Board of Managers' fees payable                                    29,481
                Payable for stock redeemed                                   90,510

          Accounts  payable                                                  58,812                  10,318
          Short-term notes payable                                                -                 250,000

                                                                 --- --------------- ---    --- ------------
               TOTAL LIABILITIES
                                                                            233,677                 260,318
                                                                 --- --------------- ---    --- ------------
   NET ASSETS                                                    $         (116,412)         $     (260,318)
                                                                 --- --------------- ---    --- ------------
   NET ASSETS CONSIST OF:
          Paid-in capital, 5,754,000 shares outstanding          $          527,200         $           200
          Accumulated deficit                                                (1,200)                 (1,200)
          Accumulated Deficit during Development Stage                     (555,363)               (259,318)
          Unrealized depreciation on investments                            (87,049)                       -
                                                                 --- --------------- ---    --- ------------
   TOTAL NET ASSETS                                              $         (116,412)         $     (260,318)
                                                                 --- --------------- ---    --- ------------
   Shares Outstanding (100,000,000 of $0.001 par value
common stock authorized)                                                  5,754,000                 200,000
                                                                 --- --------------- ---    --- ------------
   NET ASSET VALUE PER SHARE                                     $         (0.0202)         $      (1.3016)
                                                                 --- --------------- ---    --- ------------


     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                       CUMULATIVE
                                                                                                                          SINCE
                                                                                                                       OCTOBER 20,
                                                                                                                          1999
                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED         INCEPTION OF
                                                            SEPTEMBER 30,                      SEPTEMBER 30,            DEVELOPMENT
                                                     -----------------------------    ---------------------------
                                                          2005             2004           2005            2004              STAGE
                                                     ---------------     ---------    -------------     ---------     -------------
   INVESTMENT INCOME:

   Interest income                                    $           -       $     -      $         -             -  $              -

   Dividend income                                                -             -                -             -                 -

                                                     ---------------     ---------    -------------     ---------     -------------
          TOTAL INCOME                                            -             -                -             -                 -
                                                     ---------------     ---------    -------------     ---------     -------------
   EXPENSES:
   Management fees                                           82,612             -          150,929                         115,612
   Administration fees                                       59,819             -          100,205           300            82,270
   Professional fees                                          3,763             -           15,430                         113,729
   Board of Managers' fees                                        -             -           29,481                          16,977
                                                     ---------------     ---------    -------------     ---------     -------------
          TOTAL EXPENSES                                    146,193             -          296,045           300           328,588
                                                     ---------------     ---------    -------------     ---------     -------------
   NET INVESTMENT LOSS                                     (146,193)            -         (296,045)         (300)         (328,588)
                                                     ---------------     ---------    -------------     ---------     -------------

   NET REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS                                                  69,173             -         (87,049)             -          (87,049)

   CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                           -             -                -             -                 -
                                                     ---------------     ---------    -------------     ---------     -------------
   NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                            $     (77,021)      $      -     $  (383,094)      $  (300)      $  (415,637)
                                                     ===============     =========    =============     =========     =============



     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                     ------------------ -- -----------------
                                                                           2005                  2004
   OPERATIONS:
          Net investment loss                                         $      (296,045)       $          (300)
          Net realized and unrealized gain (loss) on
investment transactions                                                       (87,049)                    -
                                                                     --- --------------    ---- ------------
Net decrease in net assets resulting from operations                         (383,094)                  (300)

   SHAREHOLDER ACTIVITY:
                 Stock sales and conversion                                    527,000                  (300)
                                                                     --- --------------    ---- ------------
   NET INCREASE IN ASSET VALUE                                                 143,906                  (300)

   NET ASSETS:
           Beginning of Period                                               (260,318)                  (818)
                                                                     --- --------------    ---- ------------
           End of Period                                              $      (116,412)      $       (1,118)
                                                                     === ==============    ==== ============


     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                                       CUMULATIVE
                                                                                                                         SINCE
                                                                                                                       OCTOBER 20,
                                                                                                                         1999
                                                              THREE MONTHS ENDED           NINE MONTHS ENDED          INCEPTION OF
                                                                  SEPTEMBER 30,               SEPTEMBER 30,            DEVELOPMENT
                                                            ----------------------     --------------------------
                                                               2005        2004             2005           2004           STAGE
                                                            ------------  --------     -------------    ---------     --------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
          Net increase (decrease) in net assets resulting
from operations                                              $ (77,021)   $      -       $ (383,094)      $ (300)       $  (496,800)
          Adjustments to reconcile net increase
(decrease)  in net assets from  operations  to net cash  provided  by  operating activities:

          Purchase of investments                               67,358           -         (181,317)            -          (181,317)

          Net unrealized loss on investments                  (69,173)           -            87,049            -             87,049

          Increase in prepaid expenses                         (4,251)           -          (15,501)            -           (15,501)

          Increase (Decrease) in management fee payable        (5,126)           -            54,874            -             54,874

          Increase in Board of Managers' fees payable                -           -            29,481            -             29,481

          Increase (Decrease) in other expenses payable        (3,481)           -            48,494          300             58,812

                                                            -----------  ----------     -------------    ---------     -------------
               Net cash provided by (used by) operating
activities                                                    (91,694)           -         (360,014)            -          (463,402)

                                                            -----------  ----------     -------------    ---------     -------------
CASH FLOW FROM FINANCING ACTIVITIES

                 Sale of stock                                       -                       277,200                         380,588
                       Proceeds from stock sales redeemed            -                        90,510                          90,510
                                                            -----------  ----------     -------------    ---------     -------------
                          Net cash provided by financing             -           -           367,710            -            471,098
                                                            -----------  ----------     -------------    ---------     -------------
               Net change in cash                             (91,694)           -             7,696            -              7,696
                                                            -----------  ----------     -------------    ---------     -------------
                       CASH AT BEGINNING OF PERIOD              99,390           -                 -            -                  0
                                                            -----------  ----------     -------------    ---------     -------------
                       CASH AT END OF PERIOD                 $   7,696    $      -       $     7,696      $     -           $  7,696
                                                            ===========  ==========     =============    =========     =============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

BRONCO ENERGY FUND, INC.
(A Development Stage Company)
FINANCIAL HIGHLIGHTS (UNAUDITED)

PER UNIT OPERATING PERFORMANCE: (1)

                                                           NINE MONTHS ENDED                                      CUMULATIVE SINCE
                                                                                                                    INCEPTION OF
                                                                                                                     DEVELOPMENT
                                                               SEPTEMBER,                      YEAR ENDED               STAGE
                                                   -----------------------------------
                                                       2005           2004                   DECEMBER 31, 2004     OCTOBER 20, 1999
                                                   -------------      ----------------      ------------------    -----------------

   NET ASSET VALUE, BEGINNING OF PERIOD             $    (0.05)         $      (0.01)       $       (0.00)     $     (0.05)

   INCOME FROM INVESTMENT OPERATIONS:

          Net investment loss                            (0.05)                     -                    -           (0.05)
          Net realized and unrealized gain
(loss) on investment transactions                        (0.02)                     -                    -           (0.02)

                                                   -------------      ----------------      ------------------    -----------------

               Total from investment                                                                     -           (0.11)
operations                                               (0.11)                     -


          Net increase in net assets

resulting from stock sales                                 0.09                     0                    -              .09

                                                   -------------      ----------------      ------------------    -----------------

   NET ASSET VALUE, END OF PERIOD                                       $       -0.01       $       (1.30)           (0.02)
                                                    $    (0.02)                                                $

                                                   =============      ================      ==================    =================

   TOTAL NET ASSET VALUE RETURN (3), (4)                                            0  %              (42)   %       (6.66)  %

                                                         (6.66)    %
   RATIOS AND SUPPLEMENTAL DATA:

          Net assets, end of period              $     (116,412)        $      (1,118)      $    (260,318)     $  (116,412)

          Ratios to average net assets: (2)

               Net expenses                                 6.86   %              0.01  %               42   %         6.86  %
               Net investment loss                        (8.88)   %                 -  %                -   %       (8.88)  %

          Portfolio Turnover Rate (3)                          -   %                 -  %                -   %            -  %

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

                            BRONCO ENERGY FUND, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (UNAUDITED)
                                   (Continued)


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


                            VALUATION OF INVESTMENTS


Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the Company's privately held investments, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors. At September 31, 2005, approximately __%% of the Company's total assets represented investments of which approximately 100% are valued at fair value. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.


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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.


         On November 10, 2005, Bronco Energy Fund sold 750,000 shares of its restricted common stock at the rate of $1.00 per share, to an accredited investor. Bronco Energy Fund loaned the entire proceeds to Bronco Hazelton Co, Bronco Hazelton used the $750,000 to pay a refundable deposit on the purchase of the Hazleton mine in Gibson County, Indiana.


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



                                 BRONCO ENERGY FUND, INC.



Date: March 16, 2006             By:  /s/ Daniel L Hodges
                                     -------------------------------------------
                                      Daniel L. Hodges

                                      Chief Executive Officer



Date: March 16, 2006             By:  /s/ James Marshall

                                     -------------------------------------------
                                       James Marshall
                                       Treasurer
                                       (Principal Financial Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


             SIGNATURE               TITLE                          DATE
             ---------               -----                          ----

/s/ DANIEL L. HODGES     Chief Executive Officer                  March 16, 2006
------------------------(principal executive officer) and
Daniel L. Hodges         Chairman of the Board

/s/ STANLEY HIRSCHMAN    Director and member of audit committee   March 16, 2006
------------------------
Stanley Hirschman

/s/ PHIL PEARCE          Director and member of audit committee   March 16, 2006
------------------------
Phil Pearce